Form 10-Q
period 1995-03-31
BRAUVIN CORPORATE LEASE PROGRAM IV L P
filed 1995-05-16
CIK 878657

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended     March 31, 1995

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from              to

     Commission File Number   0-21536

                  Brauvin Corporate Lease Program IV L. P.
            (Exact name of registrant as specified in its charter)

                   Delaware                              36 -3800611
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

     150 South Wacker Drive, Chicago, Illinois              60606
     (Address of principal executive offices)             (Zip Code)

                              (312) 443-0922
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No    .

                   BRAUVIN CORPORATE LEASE PROGRAM IV L.P.

                                    INDEX


                                                               Page
PART I   Financial Information

 Item 1. Consolidated Financial Statements. . . . . . . . . . .   3

         Consolidated Balance Sheets at March 31, 1995
         and December 31, 1994.                                   4

         Consolidated Statements of Operations for the periods
         January 1, 1995 to March 31, 1995 and January 1, 1994
         to March 31, 1994 .                                      5

         Consolidated Statements of Partners' Capital for the
         period January 1, 1992 to March 31, 1995. . .. . . . .   6

         Consolidated Statements of Cash Flows for the period
         January 1, 1995 to March 31, 1995 and January 1, 1994
         to March 31, 1994 .                                      7

         Notes to Consolidated Financial Statements . . . . . .   8

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations . .                  13



PART II  Other Information

 Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . .  15

 Item 2. Changes in Securities. . . . . . . . . . . . . . . . .  15

 Item 3. Defaults Upon Senior Securities. . . . . . . . . . . .  15

 Item 4. Submissions of Matters to a Vote of Security Holders .  15

 Item 5. Other Information. . . . . . . . . . . . . . . . . . .  15

 Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . .  15


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . .  16

                          PART I - FINANCIAL INFORMATION



ITEM 1.  Consolidated Financial Statements

   Except for the December 31, 1994 Consolidated Balance Sheet, the following Consolidated Balance Sheet as of March 31, 1995, Consolidated Statements of Operations for the three months ended March 31, 1995 and 1994, Consolidated Statements of Partners' Capital for the period January 1, 1992 to March 31, 1995 and Consolidated Statements of Cash Flows for the three months ended March 31, 1995 and 1994 for Brauvin Corporate Lease Program IV L.P. (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

   These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1994 Annual Report on Form 10-K.

                    BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                        (a Delaware limited partnership)

                          CONSOLIDATED BALANCE SHEETS


                                        March 31,      December 31,
                                          1995             1994
ASSETS
Investment in real estate, at cost:
     Land                            $ 4,315,540       $ 4,315,540
     Buildings and improvements        9,993,090         9,993,090
                                      14,308,630        14,308,630
     Less: accumulated depreciation     (440,377)         (374,342)
     Net investment in real estate    13,868,253        13,934,288

 Cash and cash equivalents               596,486           569,244
 Deferred rent receivable                171,636           143,488
 Tenant receivables                       30,093            40,587
 Due from affiliates                       6,831            14,130
 Prepaid offering costs                  178,420           179,223
 Organization costs (net of
 accumulated amortization of $17,500
 and $16,000, respectively)               12,500            14,000
 Other assets                              1,991               550
       Total Assets                  $14,866,210       $14,895,510

  LIABILITIES AND PARTNERS' CAPITAL

   LIABILITIES:
     Accounts payable and
     accrued expenses                $   133,191       $   103,361
     Rent received in advance                 --            50,006
     Due to affiliates                     5,674               802
       Total Liabilities                 138,865           154,169

 MINORITY INTERESTS IN BRAUVIN
   GWINNETT COUNTY VENTURE               717,487           726,640

 PARTNERS' CAPITAL:
     General Partners                     10,794            10,794
     Limited Partners                 13,999,064        14,003,907
       Total Partners' Capital        14,009,858        14,014,701

       Total Liabilities and
       Partners' Capital             $14,866,210       $14,895,510

          See accompanying notes to consolidated financial statements.

                   BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                       (a Delaware limited partnership)

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the three months ended March 31,



                                           1995                1994

INCOME:
   Rental                                $401,447            $311,031
   Interest                                 4,757              30,366
   Other                                   13,193                  --
    Total income                          419,397             341,397

EXPENSES:

 Acquisition fees not capitalized              --              61,126
 General and administrative                32,936              48,603
 Management fees (Note 4)                   4,370               2,876
 Amortization of organization costs         1,500               1,500
 Depreciation                              66,035              56,871
   Total expenses                         104,841             170,976

 Income before minority interests
   in joint venture                       314,556             170,241

 Minority interests' share in Brauvin
   Gwinnett County Venture's net income   (14,687)           (11,811)

 Net income                              $299,869            $158,610

 Net income allocated to the General
 Partners                                $    --           $    3,172

 Net income allocated to the Limited
 Partners                                $299,869            $155,438

 Net income per Unit outstanding (a) $        .19        $        .10



 (a) Net income per Unit was based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.



          See accompanying notes to consolidated financial statements.

                    BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                        (a Delaware limited partnership)

                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
          For the period from January 1, 1992 through March 31, 1995



                               Initial
                                Limited  General    Limited
                                Partner  Partners   Partners*     Total

Balance, January 1, 1992       $1,000    $    --      $  --       $ 1,000

Withdrawals                    (1,000)        --         --        (1,000)
Contributions                     --          --    6,790,293   6,790,293
Selling commissions and
other offering costs              --          --     (787,835)   (787,835)
Net income                        --         942       46,148      47,090
Cash distributions                --          --      (75,484)    (75,484)
Balance, December 31, 1992        --         942    5,973,122   5,974,064

Contributions, net                --          --    9,299,798   9,299,798
Subscription receivables          --          --      (78,500)    (78,500)
Selling commissions and other
offering costs                    --          --   (1,115,998)  (1,115,998)
Net income                        --       9,852      482,765      492,617
Cash distributions                --          --     (495,347)    (495,347)
Balance, December 31, 1993        --      10,794   14,065,840   14,076,634

Collection of subscription
receivables                       --          --       78,500       78,500
Contributions, net                --          --       92,094       92,094
Selling commissions and
other offering costs (note 1)     --          --      (18,072)     (18,072)
Net income                        --          --    1,030,281    1,030,281
Cash distributions                --          --   (1,244,736)  (1,244,736)
Balance, December 31, 1994        --      10,794   14,003,907   14,014,701

Contributions, net                --          --       24,674       24,674
Selling Commissions and
other offering costs (Note 1)     --          --       (4,819)      (4,819)
Net income                        --          --      299,869      299,869
Cash distributions                --          --     (324,567)    (324,567)
Balance, March 31, 1995       $   --    $ 10,794  $13,999,064  $14,009,858

* Total Units sold, including those raised through the Plan, at March 31, 1995, December 31, 1994 and 1993 were 1,620,741, 1,617,478 and 1,609,009, respectively. Cash distributions to Limited Partners per Unit were $0.20, $0.77 and $0.43 for the three months ended March 31, 1995, and the years ended December 31, 1994 and 1993, respectively. Cash distributions to Limited Partners per Unit are based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the distribution reinvestment plan.


    See accompanying notes to consolidated financial statements.

                     BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                        (a Delaware limited partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the three months ended March 31,


                                                    1995              1994

Cash flows from operating activities:
Net income                                       $299,869        $  158,610
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization                    67,535            58,371
  Minority interests in Brauvin Gwinnett
  County Venture's net income                      14,687            11,811
  Acquisition fees not capitalized                     --            61,126
  Decrease (increase) in due from affiliates        7,299           (49,831)
  Increase in deferred rent receivable            (28,148)          (27,672)
  Decrease in rent receivable                      10,494                --
  Decrease in prepaid offering costs                  803                --
  (Increase) decrease in other assets              (1,441)           10,234
  Increase (decrease) in accounts payable
  and accrued expenses                             29,830           (39,028)
  (Decrease) increase in rent received in advance (50,006)           43,138
  Increase in due to affiliates                     4,872             4,071
  Total adjustments                                55,924            72,220
Net cash provided by operating activities         355,794           230,830

Cash flows from investing activities:
Purchase of real estate                                --        (4,242,121)
Acquisition fees not capitalized                       --           (61,126)
Minority interests' share of distribution
from Brauvin Gwinnett County Venture              (23,840)          (10,431)
Net cash used in investing activities             (23,840)       (4,313,678)

Cash flows from financing activities:
Sale of Units, net of liquidations and
selling commissions                                19,855            83,980
Payment for organization costs, other offering
 costs and prepaid offering costs                      --              (510)
Cash distributions to Limited Partners           (324,567)         (238,205)
Net cash used in financing activities            (304,712)         (154,735)

Net increase (decrease) in cash and cash
equivalents                                        27,242        (4,237,583)
Cash and cash equivalents at beginning of period  569,244         4,803,350

Cash and cash equivalents at end of period       $596,486       $   565,767


          See accompanying notes to consolidated financial statements.

                    BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                        (a Delaware limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   ORGANIZATION

   Brauvin Corporate Lease Program IV L.P. (the "Partnership") is a Delaware limited partnership formed on August 7, 1991 for the purpose of acquiring debt
- -free ownership of existing, income-producing retail and other commercial properties predominantly all of which will be subject to "triple-net" leases. It is anticipated that these properties will be leased primarily to corporate lessees of national and regional retail businesses, service providers and other users consistent with "triple-net" lease properties. The leases will provide for a base minimum annual rent and increases in rent such as through participation in gross sales above a stated level, fixed increases on specific dates or indexation of rent to indices such as the Consumer Price Index. The General Partners of the Partnership, are Brauvin Realty Advisors IV, Inc., Jerome J. Brault and Cezar M. Froelich. Brauvin Realty Advisors IV, Inc. is owned by Messrs. Brault (50%) and Froelich (50%). Brauvin Securities, Inc., an affiliate of the General Partners, is the selling agent of the Partnership.

   The Partnership filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which was declared effective on December 12, 1991. Per the terms of the Restated Limited Partnership Agreement of the Partnership (the "Agreement"), the minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on April 27, 1992. The Partnership's offering was anticipated to close on December 11, 1992 but the Partnership obtained an extension until December 11, 1993. A total of 1,600,831 Units were sold to the public through the initial offering at $10 per Unit ($16,008,310).

   An additional $272,168 of Units was sold through the Partnership's distribution reinvestment plan (the "Plan") as of March 31, 1995, and $72,113 of Units sold through the public offering, have been purchased by the Partnership from investors liquidating their investment and have been retired. As of March 31, 1995, the Plan participants own Units which approximate 2% of the total Units sold.

   The Partnership has acquired the land and buildings underlying a Steak n Shake restaurant, a Children's World Learning Center, two Chuck E. Cheese's restaurants, a Mrs. Winner's Chicken and Biscuit restaurant, a House of Fabrics store, a Volume ShoeSource store, an East Side Mario's restaurant, a Blockbuster Video store and a Walden Books store. In addition, the Partnership had acquired a 70.2% equity interest in a joint venture with two entities affiliated with the Partnership. This venture owns the land and building underlying a CompUSA store.

   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Accounting Method

   The accompanying financial statements have been prepared using the accrual method of accounting.

   Rental Income

   Rental income is recognized on a straight-line basis over the life of the related leases. Differences between rental income earned and amounts due per the respective lease agreements are credited or charged, as applicable, to deferred rent receivable.

   Federal Income Taxes

   Under the provisions of the Internal Revenue Code, the Partnership's income and losses are reportable by the partners on their respective income tax returns. Accordingly, no provision is made for Federal income taxes in the Consolidated Financial Statements. However, in certain instances, the Partnership has been required under applicable state law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.

    Consolidation of Joint Venture

    The Partnership owns a 70.2% equity interest in a joint venture, which owns the land and the buildings underlying one CompUSA store. The accompanying financial statements have consolidated 100% of the assets, liabilities, operations and partners' capital of Brauvin Gwinnett County Venture. All significant intercompany accounts have been eliminated.

    Investment in Real Estate

    The operating properties acquired by the Partnership are stated at cost including acquisition costs, net of accumulated depreciation. Depreciation expense is computed on a straight-line basis over approximately 39 years.

    Organization and Offering Costs

    Organization costs represent costs incurred in connection with the organization and formation of the Partnership. Organization costs will be amortized over a period of five years using the straight-line method. Offering costs represent costs incurred in selling Units, such as the printing of the Prospectus and marketing materials and will be recorded as a reduction of Limited Partners' capital.

    The General Partners have guaranteed payment of any organization and offering costs that exceed 2% of the gross proceeds of the Partnership's offering. Prepaid offering costs represent amounts in excess of the defined percentages of the gross proceeds. Subsequently, gross proceeds are expected to increase due to the purchase of additional Units through the distribution reinvestment Plan (the "Plan") and the prepaid offering costs will be transferred to offering costs and treated as a reduction in Partners' Capital.

    Cash and Cash Equivalents

    Cash and cash equivalents include all highly liquid debt instruments with an original maturity within three months from date of purchase.

2)  PARTNERSHIP AGREEMENT

    Distributions

    All Operating Cash Flow, as defined in the Partnership Agreement (the "Agreement"), during the period commencing with the date the Partnership accepts subscriptions for Units totaling $1,200,000 and terminating on the Termination Date, as defined in the Prospectus, shall be distributed to the Limited Partners on a quarterly basis. Distributions of Operating Cash Flow, if available, shall be made within 45 days following the end of each calendar quarter, commencing with the first quarter following the Termination Date. Operating Cash Flow during such period shall be distributed as follows:
(a) first, to the Limited Partners until the Limited Partners receive an amount equal to a 9% non-cumulative, non-compounded annual return on Adjusted Investment, as defined in the Agreement, commencing on the last day of the calendar quarter in which the Unit was purchased (the "Current Preferred Return"); and (b) thereafter, any remaining amounts will be distributed
98% to the Limited Partners (on a pro rata basis) and 2% to the General
Partners.

    The net proceeds of a sale or refinancing of a Partnership property shall be distributed as follows:

         first, pro rata to the Limited Partners until each Limited Partner has received an amount equal to a 10% cumulative, non-compounded, annual return of Adjusted Investment (the "Cumulative Preferred Return");

         second, to the Limited Partners until each Limited Partner has received an amount equal to the amount of his Adjusted Investment, apportioned pro rata based on the amount of the Adjusted Investment;

         thereafter, 95% to the Limited Partners (apportioned pro rata based on Units) and 5% to the General Partners.

    Profits and Losses

    Net profits and losses from operations of the Partnership [computed without regard to any allowance for depreciation or cost recovery deductions under the Internal Revenue Code of 1986, as amended (the "Code")] for each taxable year of the Partnership shall be allocated to each Partner in the same ratio as the cash distributions received by such Partner attributable to that period bears to the total cash distributed by the Partnership. In the event that there are no cash distributions, net profits and losses from operations of the Partnership (computed without regard to any allowance for depreciation or cost recovery deductions under the Code) shall be allocated 99% to the Limited Partners and 1% to the General Partners.
Notwithstanding the foregoing, all depreciation and cost recovery deductions allowed under the Code shall be allocated 2% to the General Partners and 98% to the Class A Investors, as defined in the Agreement.

    The net profit of the Partnership from any sale or other disposition of a Partnership property shall be allocated (with ordinary income being allocated first) as follows: (a) first, an amount equal to the aggregate deficit balances of the Partners' Capital Accounts, as such term is defined in the Agreement, shall be allocated to each Partner who or which has a deficit Capital Account balance in the same ratio as the deficit balance of such Partner's Capital Account bears to the aggregate of the deficit balances of all Partners' Capital Accounts; (b) second, to the Limited Partners until the Capital Account balances of the Limited Partners are equal to any unpaid Cumulative Preferred Return as of such date;
(c) third, to the Limited Partners until the Capital Account balances of the Limited Partners are equal to the sum of the amount of their Adjusted Investment plus any unpaid Cumulative Preferred Return; (d) fourth, to the General Partners until their Capital Account balances are equal to any previously subordinated fees; and (e) thereafter, 95% to the Limited Partners and 5% to the General Partners. The net loss of the Partnership from any sale or other disposition of a Partnership property shall be allocated as follows: (a) first, an amount equal to the aggregate positive balances in the Partners' Capital Accounts, to each Partner in the same ratio as the positive balance in such Partner's Capital Account bears to the aggregate of all Partners' positive Capital Accounts balances; and
(b) thereafter, 95% to the Limited Partners and 5% to the General Partners.

    Distributions to Limited Partners for the first quarter of 1995 will be made to investors receiving quarterly distributions on May 15, 1995 and to investors receiving monthly distributions on approximately April, May and June 15, 1995, in the aggregate amount of $321,412.

(3) TRANSACTIONS WITH RELATED PARTIES

    The Partnership pays an affiliate of the General Partners an acquisition fee in the amount of up to 5% of the gross proceeds of the Partnership's offering for the services rendered in connection with the process pertaining to the acquisition of a property. Acquisition fees related to the properties not ultimately purchased by the Partnership are expensed as incurred.

    The Partnership paid an affiliated entity a non-accountable selling expense allowance in an amount equal to 2% of the gross proceeds of the Partnership's offering, a portion of which may be reallowed to participating dealers.

    In the event that the Partnership does not use more than 2% of the gross proceeds of the offering for the payment of legal, accounting, escrow, filing and other fees incurred in connection with the organization or formation of the Partnership, the Partnership may pay the General Partners any unused portion of the 2% of the gross proceeds of the offering allowed for organization and offering expenses, not to exceed 1/2% of the gross proceeds of the offering. The General Partners will use such funds to pay certain expenses of the offering incurred by them not covered by the definition of organization and offering expenses.

    An affiliate of the General Partners provides leasing and re-leasing services to the Partnership in connection with the management of Partnership properties. The property management fee payable to an affiliate of the General Partners is 1% of the gross revenues of each Partnership property.

    An affiliate of the General Partners or the General Partners will receive a real estate brokerage commission in connection with the disposition of Partnership properties. Such commission will be in an amount equal to the lesser of: (i) 3% of the sale price of the property; or (ii) 50% of the real estate commission customarily charged for similar services in the locale of the property being sold; provided, however, that receipt by the General Partners or one of their affiliates of such commission is subordinated to receipt by the Limited Partners of their Current Preferred Return.

    An affiliate of one of the General Partners provides securities and real estate counsel to the Partnership.

    Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the three months ended March 31, 1995 and 1994 were as follows:

                          1995            1994

 Acquisition fees     $       --         $244,503
 Selling commissions       4,016            2,999
 Management fees           4,370            2,876
 Reimbursable operating
 expense                  17,400              --
 Legal fees                1,050              900

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

 The Partnership commenced an offering to the public on December 12, 1991 of 3,300,000 Units, 300,000 of which are available only through the Partnership's distribution reinvestment plan (the "Plan"). The offering was anticipated to close on December 11, 1992, but was extended until December 11, 1993 with the appropriate governmental approvals. None of the Units were subscribed and issued between December 12, 1991 and December 31, 1991, pursuant to the Partnership's public offering. The offering was conditioned upon the sale of $1,200,000, which was achieved on April 27, 1992. The Partnership raised a total of $16,008,310 through the initial offering and an additional $272,168 through the distribution reinvestment plan through March 31, 1995.
As of March 31, 1995, Units valued at $72,113 have been purchased by the Partnership from Limited Partners liquidating their original investment and have been retired.

 The General Partners will be adopting an enhancement to the Partnership's Distribution Reinvestment Plan effective August, 1995. This enhancement will permit unit holders to reinvest at a unit price that will be adjusted to reflect any return of investor capital generated through property sales. In addition, any unit liquidations will also occur at the adjusted unit price.

 In 1992, the Partnership purchased the land and buildings underlying a Steak n' Shake restaurant, a Children's World Learning Center and a PetsMart retail store. Due to PetsMart's inability to comply with certain Partnership's acquisition requirements, PetsMart repurchased the store from the Partnership in March 1993. In 1993, the Partnership purchased the land and buildings of two Chuck E. Cheese's restaurants, a Mrs. Winner's Chicken & Biscuit restaurant, a SoFro Fabric store, a Volume ShoeSource store and purchased a 70.2% equity interest in an affiliated joint venture which acquired the land
and building underlying a CompUSA computer superstore.   In 1994, the
Partnership purchased the land and buildings underlying an East Side
Mario's restaurant, a Blockbuster Video store and a Walden Books store.

 The Partnership is now fully invested in properties with the exception of funds raised through the Plan. These operating properties are expected to generate cash flow for the Partnership after deducting certain operating and general and administrative expenses from their rental income.

Below is a table summarizing the historical data for distribution rates per annum:

Distribution
    Date            1995   1994    1993   1992

February 15        8.00%  6.50%    6.00%    --

May 15             8.00%  7.00     6.00    3.68%

August 15                 8.00     5.00    7.00

November 15              10.00     5.50    6.00

  Future increases in the Partnership's distributions will depend on increased sales at the Partnership's properties, resulting in additional percentage rent. Rental increases, to a lesser extent, may occur due to increases in receipts from certain leases based upon increases in the Consumer Price Index or scheduled increases of base rent.

Results of Operation - Three Months Ended March 31, 1995 and 1994

  Results of operations for the three months ended March 31, 1995 reflected net income of $299,869 compared to net income of $158,610 for the three months ended March 31, 1994, an increase of approximately $141,000. The increase in net income is due to the first quarter of 1995 reflecting a full first quarter of operations of three properties acquired during the first quarter of 1994.

  First quarter total income was $419,397 in 1995 as compared to $341,397 in 1994, an increase of approximately $78,000. The increase in rental income is due to the first quarter of 1995 reflecting a full first quarter of operations of three properties acquired during the first quarter of 1994.

  First quarter total expenses were $104,841 in 1995 as compared to $170,976 in 1994, a decrease of approximately $66,000. The decrease in total expenses was mainly due to the decrease in acquisition fees of $61,126 as a result of the Partnership not acquiring any additional properties during the first quarter of 1995.

                       PART II - OTHER INFORMATION



 ITEM 1.  Legal Proceedings.

 On October 14, 1993, an affiliate of the Partnership, Brauvin, Inc., brought a lawsuit against an unaffiliated seller due to the seller's alleged refusal to proceed under the terms of a purchase and sale agreement Brauvin, Inc. entered into to acquire three properties in Jacksonville, Florida. In this lawsuit, Brauvin, Inc. has sought specific performance of the purchase and sale agreement to require the unaffiliated seller to sell the subject properties to Brauvin, Inc.. Brauvin, Inc. subsequently amended its complaint to add the tenant of the properties, Rally's, Inc., as an additional defendant seeking an unspecified amount of damages. Rally's, Inc. was added because of its activities which Brauvin, Inc. alleges have tortiously interfered with the business relations between Brauvin, Inc. and the seller.

 In response to the lawsuit, the seller made a counterclaim against Brauvin, Inc. with counts for slander of title, tortious interference with an advantageous business relationship, conspiracy and to quiet title. The seller has also sued an employee of Brauvin, Inc. and the Partnership. The counterclaim is seeking damages in an amount in excess of $2,000,000, together with punitive damages. The Partnership filed a motion to dismiss as the Partnership believes the Florida court does not have jurisdiction over the Partnership. During 1994, the motion to dismiss was denied. The Partnership made attempts to settle but did not succeed. The Partnership intends to vigorously defend itself in this action.

 ITEM 2. Changes in Securities.

            None.

 ITEM 3. Defaults Upon Senior Securities.

            None.

 ITEM 4. Submission Of Matters To a Vote of Security Holders.

            None.

 ITEM 5. Other Information.

            None.

 ITEM 6. Exhibits and Reports On Form 8-K.

            None.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      BY: Brauvin Realty Advisors IV, Inc.
                          Corporate General Partner of
                          Brauvin Corporate Lease Program IV L.P.



                          BY:   /S/ Jerome J. Brault
                                Jerome J. Brault
                                Chairman of the Board of Directors,
                                President and Chief Executive Officer

                          DATE: May 12, 1995



                          BY:   /s/ Thomas J. Coorsh
                                Thomas J. Coorsh
                                Chief Financial Officer and Treasurer

                          DATE: May 12, 1995