Form 10-Q/A
period 1995-03-31
BRAUVIN CORPORATE LEASE PROGRAM IV L P
filed 1995-07-13
CIK 878657

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q/A



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

                       PART II - OTHER INFORMATION



 ITEM 6. Exhibits and Reports On Form 8-K.

            Exhibit 27-Financial Data Schedule.

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

                          DATE: July 12, 1995



                          BY:   /s/ Thomas J. Coorsh
                                Thomas J. Coorsh
                                Chief Financial Officer and Treasurer

                          DATE: July 12, 1995