Form 10-Q
period 1995-06-30
BRAUVIN CORPORATE LEASE PROGRAM IV L P
filed 1995-08-14
CIK 878657

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q



[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

     For the quarterly period ended     June 30, 1995

                                  or

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

                BRAUVIN CORPORATE LEASE PROGRAM IV L.P.

                                 INDEX

                                                            Page
PART I   Financial Information

Item 1. Consolidated Financial Statements. . . . . . . . .    3

        Consolidated Balance Sheets at June 30, 1995 and
        December 31, 1994 . . . . . . . . . . . . . . . . .   4

        Consolidated Statements of Operations for the six
        months ended June 30, 1995 and June 30, 1994. . . .   5

        Consolidated Statements of Operations for the three
        months ended June 30, 1995 and June 30, 1994. . . .   6

        Consolidated Statements of Partners' Capital for the
        periods January 1, 1992 to June 30, 1995. . . . . .   7

        Consolidated Statements of Cash Flows for the six
        months ended June 30, 1995 and June 30, 1994. . . .   8

        Notes to Consolidated Financial Statements. . . . .   9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations . . . . . . . .   14


PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . .    16

Item 2. Changes in Securities. . . . . . . . . . . . . . .    16

Item 3. Defaults Upon Senior Securities. . . . . . . . . .    16

Item 4. Submissions of Matters to a Vote of Security Holders  16

Item 5. Other Information. . . . . . . . . . . . . . . . . .  16

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . .  16

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . .   17

                    PART I - FINANCIAL INFORMATION



ITEM 1.  Consolidated Financial Statements

Except for the December 31, 1994 Consolidated Balance Sheet, the following Consolidated Balance Sheet as of June 30, 1995, Consolidated Statements of Operations for the six months ended June 30, 1995 and 1994, Consolidated Statements of Operations for the three months ended June 30, 1995 and 1994, Consolidated Statements of Partners' Capital for the periods January 1, 1992 to June 30, 1995 and Consolidated Statements of Cash Flows for the six months ended June 30, 1995 and 1994 for Brauvin Corporate Lease Program IV L.P. (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1994 Annual Report on Form
10-K.

                  BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                     (a Delaware limited partnership)

                        CONSOLIDATED BALANCE SHEETS

                                     June 30,     December 31,
                                       1995           1994
ASSETS
Investment in real estate, at cost:
     Land                           $4,315,540    $4,315,540
     Buildings and improvements      9,993,090     9,993,090
                                    14,308,630    14,308,630
     Less: accumulated depreciation   (506,411)      (374,342)
     Net investment in real estate  13,802,219    13,934,288

Cash and cash equivalents              622,666      596,244
Deferred rent receivable               199,785      143,488
Tenant receivables                      20,208       40,587
Due from affiliates                      6,889       14,130
Prepaid offering costs                 177,622      179,223
Organization costs (net of
accumulated amortization of $19,000
and $16,000, respectively)              11,000       14,000
Other assets                             3,010          550
      Total Assets                 $14,843,399  $14,895,510

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Accounts payable and accrued
expenses                           $  126,722  $   103,361
Rent received in advance                --          50,006
Due to affiliates                       1,252          802
      Total Liabilities               127,974      154,169

MINORITY INTERESTS IN BRAUVIN
GWINNETT COUNTY VENTURE               716,471      726,640

PARTNERS' CAPITAL:
     General Partners                  10,794       10,794
     Limited Partners              13,988,160   14,003,907
       Total Partners' Capital     13,998,954   14,014,701

       Total Liabilities and
       Partners' Capital          $14,843,399  $14,895,510
See accompanying notes to consolidated financial statements.

                 BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                    (a Delaware limited partnership)

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                    For the Six Months Ended June 30,

                                  1995             1994
INCOME:
   Rental                     $   810,681     $  753,613
   Interest                        12,588         34,442
   Other                            7,188          3,541
    Total income                  830,457        791,596

EXPENSES:
 Acquisition fees not capitalized    --           61,126
 General and administrative        67,280         98,942
 Management fees (Note 4)           8,363          6,669
 Amortization of organization costs 3,000          3,000
 Depreciation                     132,068        122,905
Total expenses                    210,711        292,642

 Income before minority interests
   in joint venture               619,746        498,954

 Minority interests' share in
 Brauvin    Gwinnett County
 Venture's net income            (30,061)        (30,260)

 Net income                  $   589,685       $ 468,694

 Net income allocated to the
 General Partners            $      --         $   9,374

 Net income allocated to the
 Limited Partners            $   589,685       $ 459,320

 Net income per Unit
 outstanding (a)             $      0.36       $    .32

 (a) Net income per Unit was based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.
See accompanying notes to consolidated financial statements.

                  BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                      (a Delaware limited partnership)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                    For the Three Months Ended June 30,

                                    1995         1994
INCOME:
  Rental                      $   409,234     $442,582
  Interest                          7,831        4,076
  Other                            (6,005)       3,541
    Total income                  411,060      450,199

EXPENSES:
 General and administrative        34,344       50,339
 Management fees (Note 4)           3,993        3,793
 Amortization of organization costs 1,500        1,500
 Depreciation                      66,033       66,034
  Total expenses                  105,870      121,666

 Income before minority interests
  in joint venture                305,190      328,533

 Minority interests' share in
 Brauvin Gwinnett County
 Venture's net income             (15,374)     (18,449)

 Net income                   $   289,816    $ 310,084

 Net income allocated to the
 General Partners             $      --      $   6,202

 Net income allocated to the
 Limited Partners             $   289,816    $ 303,882

 Net income per Unit
 outstanding (a)              $      0.18    $   0.19

(a) Net income per Unit was based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.

See accompanying notes to consolidated financial statements.

               BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                  (a Delaware limited partnership)
           CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
 For the periods from January 1, 1992 through June 30, 1995

                          Initial
                          Limited  General    Limited
                          Partner  Partners   Partners* Total

Balance, January 1, 1992 $  1,000 $   --   $     --   $    1,000
Withdrawals                (1,000)    --         --       (1,000)
Contributions                --       --   6,790,293   6,790,293
Selling commissions and
other offering costs         --       --    (787,835)   (787,835)
Net income                   --       942     46,148      47,090
Cash distributions           --        --    (75,484)    (75,484)
Balance, December 31, 1992   --      942   5,973,122   5,974,064

Contributions, net           --       --   9,299,798   9,299,798
Subscription receivables     --       --     (78,500)    (78,500)
Selling commissions and
other offering costs         --       --  (1,115,998) (1,115,998)
Net income                   --    9,852     482,765     492,617
Cash distributions           --       --    (495,347)   (495,347)
Balance, December 31, 1993   --   10,794  14,065,840  14,076,634

Collection of subscription
receivables                  --       --      78,500      78,500
Contributions, net           --       --      92,094      92,094
Selling commissions and
other offering costs(note 1) --       --     (18,072)    (18,072)
Net income                   --       --   1,030,281   1,030,281
Cash distributions           --       --  (1,244,736) (1,244,736)
Balance, December 31, 1994   --   10,794  14,003,907  14,014,701

Contributions, net           --       --      54,995      54,995
Selling Commissions and
other offering costs(Note 1) --       --      (9,562)     (9,562)
Net income                   --       --     589,685     589,685
Cash distributions           --       --    (650,865)   (650,865)
Balance, June 30, 1995   $   -- $ 10,794 $13,988,160 $13,998,954

* Total Units sold, including those raised through the Plan, at June 30, 1995, December 31, 1994 and 1993 were 1,623,718
1,617,478 and 1,609,009, respectively. Cash distributions to Limited Partners per Unit were $0.40, $0.77 and $0.43 for the six months ended June 30, 1995, and the years ended December 31, 1994 and 1993, respectively. Cash distributions to Limited Partners per Unit are based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the distribution reinvestment plan.

See accompanying notes to consolidated financial statements.

                    BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                        (a Delaware limited partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Six Months Ended June 30,

                                       1995         1994
Cash flows from operating activities:
Net income                           $589,685   $  468,694
Adjustments to reconcile net income
to net cash provided  by operating
activities:
  Depreciation and amortization       135,069      125,905
  Minority interests in Brauvin
  Gwinnett County Venture's
  net income                           30,061       30,260
  Acquisition fees not capitalized       --         61,126
  Decrease (increase) in due from
  affiliates                            7,241       (1,010)
  Increase in deferred rent receivable(56,297)     (39,318)
  Decrease (increase) in rent
  receivable                           20,379      (41,361)
  Decrease (increase) in prepaid
  offering costs                        1,601          (51)
  (Increase) decrease in other assets  (2,460)      20,741
  Increase (decrease) in accounts
  payable and accrued expenses         23,361      (31,428)
  Decrease in rent received in advance(50,006)      (6,000)
  Increase (decrease) in due to
  affiliates                              450       (5,648)
Total adjustments                     109,399      113,216
Net cash provided by operating
activities                            699,084      581,910

Cash flows from investing activities:
Purchase of real estate                  --     (4,289,046)
Acquisition fees not capitalized         --        (61,126)
Minority interests' share of
distribution from Brauvin
Gwinnett County Venture              (40,230)      (35,761)
Net cash used in investing activities(40,230)   (4,385,933)

Cash flows from financing activities:
Sale of Units, net of liquidations
and selling commissions               45,433       112,529
Cash distributions to Limited
Partners                           (650,865)       (518,054)
Net cash in financing activities   (605,432)       (405,525)

Net increase (decrease) in cash
and cash equivalents                 53,422      (4,209,548)
Cash and cash equivalents at
beginning of period                 569,244       4,803,350
Cash and cash equivalents at
end of period                     $ 622,666     $   593,802

See accompanying notes to consolidated financial statements.

                  BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                     (a Delaware limited partnership)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   ORGANIZATION

 Brauvin Corporate Lease Program IV L.P. (the "Partnership") is a Delaware limited partnership formed on August 7, 1991 for the purpose of acquiring debt-free ownership of existing, ncome-producing retail and other commercial properties predominantly all of which will be subject to "triple-net" leases. It is anticipated that these properties will be leased primarily to corporate lessees of national and regional retail businesses, service providers and other users consistent with "triple-net" lease properties. The leases will provide for a base minimum annual rent and increases in rent such as through participation in gross sales above a stated level, fixed increases on specific dates or indexation of rent to indices such as the Consumer Price Index. The General Partners of the Partnership, are Brauvin Realty Advisors IV, Inc., Jerome J. Brault and Cezar M. Froelich. Brauvin Realty Advisors IV, Inc. is owned by Messrs. Brault (50%) and Froelich (50%).
Brauvin Securities, Inc., an affiliate of the General Partners, is the selling agent of the Partnership.

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

An additional $308,471 of Units was sold through the Partnership's distribution reinvestment plan (the "Plan") as ofJune 30, 1995, and $81,794 of Units sold through the public offering, have been purchased by the Partnership from investors liquidating their investment and have been retired. As of June 30, 1995, the Plan participants own Units which approximate 2% of the total Units sold.

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

2)  PARTNERSHIP AGREEMENT

    Distributions

    All Operating Cash Flow, as defined in the Partnership Agreement (the "Agreement"), during the period commencing with the date the Partnership accepts subscriptions for Units totaling $1,200,000 and terminating on the Termination Date, as defined in the Prospectus, shall be distributed to the Limited Partners on a quarterly basis. Distributions of Operating Cash Flow, if available, shall be made within 45 days following the end of each calendar quarter, commencing with the first quarter following the Termination Date. Operating Cash Flow during such period shall be distributed as follows: (a) first, to the Limited Partners until the Limited Partners receive an amount equal to a 9% non-cumulative, non-compounded annual return on Adjusted Investment, as defined in the Agreement, commencing on the last day of the calendar quarter in which the Unit was purchased (the "Current Preferred Return"); and (b) thereafter, any remaining amounts will be distributed 98% to the Limited Partners (on a prorata basis) and 2% to the General Partners.

    The net proceeds of a sale or refinancing of a Partnership property shall be distributed as follows:

         first, pro rata to the Limited Partners until each Limited Partner has received an amount equal to a 10% cumulative, non-compounded, annual return of Adjusted Investment (the
"Cumulative Preferred Return");

         second, to the Limited Partners until each Limited
Partner has received an amount equal to the amount of his Adjusted Investment, apportioned pro rata based on the amount of the Adjusted Investment; thereafter, 95% to the Limited
Partners(apportioned prorata based on Units) and 5% to the General Partners.

    Profits and Losses

    Net profits and losses from operations of the Partnership [computed without regard to any allowance for epreciation or cost recovery deductions under the Internal Revenue Code of 1986, as amended (the "Code")] for each taxable year of the Partnership shall be allocated to each Partner in the same ratio as the cash distributions received by such Partner attributable to that period bears to the total cash distributed by the Partnership.
In the event that there are no cash distributions, net profits and losses from operations of the Partnership (computed without regard to any allowance for depreciation or cost recovery deductions under the Code) shall be allocated 99% to the Limited Partners and 1% to the General Partners. Notwithstanding the foregoing, all depreciation and cost recovery deductions allowedunder the Code shall be allocated 2% to the General Partners and 98% to the Class A Investors, as defined in the Agreement.

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

    Distributions to Limited Partners for the second quarter of 1995 will be made to investors receiving quarterly distributions on August 15, 1995 and to investors receiving monthly distributions on approximately July, August and September 15, 1995, in the aggregate amount of $323,896.

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

    An affiliate of one of the General Partners provides
securities and real estate counsel to the Partnership. Fees, commissions and other expenses paid or payable to the General
Partners or its affiliates for the six months ended June 30, 1995 and 1994 were as follows:
                                 1995            1994

 Acquisition fees            $       --         $244,503
 Selling commissions              7,961            6,250
 Management fees                  8,363            6,669
 Reimbursable operating expense  34,800           30,000
 Legal fees                       1,050            1,800

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership commenced an offering to the public on December 12, 1991 of 3,300,000 Units, 300,000 of which are available only through the Partnership's distribution reinvestment plan (the "Plan"). The offering was anticipated to close on December 11, 1992, but was extended until December 11, 1993 with the appropriate governmental approvals. None of the Units were subscribed and issued between December 12, 1991 and December 31, 1991, pursuant to the Partnership's public offering. The offering was conditioned upon the sale of $1,200,000, which was achieved on April 27, 1992. The Partnership raised a total of $16,008,310 through the initial offering and an additional $308,471 through the distribution reinvestment plan through June 30, 1995. As of June 30, 1995, Units valued at $81,794 have been purchased by the Partnership from Limited Partners liquidating their original investment and have been retired.

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

Below is a table summarizing the historical data for distribution rates per annum:

Distribution
    Date            1995   1994    1993   1992

February 15         8.00%    6.50% 6.00%    --

May 15              8.00     7.00  6.00    3.68%

August 15           8.00     8.00  5.00    7.00

November 15                 10.00  5.50    6.00

Future increases in the Partnership's distributions will depend on increased sales at the Partnership's properties, resulting in additional percentage rent. Rental increases, to a lesser extent, may occur due to increases in receipts from certain leases based upon increases in the Consumer Price Index or scheduled increases of base rent.

Results of Operation - Six Months Ended June 30, 1995 and 1994

  Results of operations for the six months ended June 30, 1995 reflected net income of $589,685 compared to net income of $468,694 for the six months ended June 30, 1994, an increase of approximately $121,000. The increase in net income is due to 1995 reflecting a full six months of operations of three properties acquired during the first quarter of 1994.

 Total income was $830,457 in 1995 as compared to $791,596 in 1994, an increase of approximately $39,000. The increase in rental income is due to 1995 reflecting a full six months of operations of three properties acquired during the first quarter of 1994.

  Total expenses were $210,711 in 1995 as compared to $292,642 in 1994, a decrease of approximately $82,000. The decrease in total expenses was mainly due to the decrease in acquisition fees of $61,126 as a result of the Partnership not acquiring any additional properties during 1995 and a decrease in legal and professional fees.

Results of Operations - Three Months Ended June 30, 1995 and 1994

  Results of operations for the three months ended June 30, 1995 reflected net income of $289,816 compared to net income of $310,084 for the three months ended June 30, 1994, a decrease of approximately $20,000. The decrease in net income is due to the ental income at June 30, 1994 reflecting more than three months of rental income as a result of a timing difference due to property purchases late in the first quarter of 1994.

Total income for the three months ended June 30, 1995 was $411,060 compared to total income of $450,199 for the period of June 30, 1994, a decrease of approximately $39,000. The decrease in total income is due to the rental income at June 30, 1994 reflecting more than three months of rental income as a result of a timing difference due to property purchases late in the first quarter of 1994.

  Total expenses for the three months ended June 30, 1995 were $105,870 as compared to $121,666 in 1994, a decrease of approximately $16,000. The decrease in total expense was mainly due to the decrease in general and administration expenses such as audit, legal and professional fees.

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

            Exhibit 27.  Financial Data Schedule

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

                          DATE: August 14, 1995



                          BY:   /s/ Thomas J. Coorsh

                                Thomas J. Coorsh
                                Chief Financial Officer and
                                Treasurer

                          DATE: August 14, 1995