Form 10-Q
period 1995-09-30
BRAUVIN CORPORATE LEASE PROGRAM IV L P
filed 1995-11-14
CIK 878657

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q



[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended     September 30, 1995

                                  or

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

                BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                   (a Delaware limited partnership)

                                 INDEX
                                                               Page
PART I   Financial Information

Item 1.  Consolidated Financial Statements. . . . . . . . . . .          3

         Consolidated Balance Sheets at September 30, 1995
         and December 31, 1994. . . . . . . . . . . . . . . . .          4

         Consolidated Statements of Operations for the
         nine months ended September 30, 1995 and
         September 30, 1994 . . . . . . . . . . . . . . . . . .          5

         Consolidated Statements of Operations for the
         three months ended September 30, 1995 and
         September 30, 1994 . . . . . . . . . . . . . . . . . .          6

         Consolidated Statements of Partners' Capital for
         the periods January 1, 1992 to September 30, 1995. . .          7

         Consolidated Statements of Cash Flows for the
         nine months ended September 30, 1995 and
         September 30, 1994 . . . . . . . . . . . . . . . . . .          8

         Notes to Consolidated Financial Statements . . . . . .          9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . . .         15

PART II  Other Information

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . .         18

Item 2.  Changes in Securities. . . . . . . . . . . . . . . . .         18

Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . .         18

Item 4.  Submissions of Matters to a Vote of Security Holders .         18

Item 5.  Other Information. . . . . . . . . . . . . . . . . . .         18

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .         18

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . .         19

                    PART I - FINANCIAL INFORMATION



ITEM 1.  Consolidated Financial Statements

     Except for the December 31, 1994 Consolidated Balance Sheet, the following Consolidated Balance Sheet as of September 30, 1995, Consolidated Statements of Operations for the nine months ended September 30, 1995 and 1994, Consolidated Statements of Operations for the three months ended September 30, 1995 and 1994, Consolidated Statements of Partners' Capital for the periods January 1, 1992 to September 30, 1995 and Consolidated Statements of Cash Flows for the nine months ended September 30, 1995 and 1994 for Brauvin Corporate Lease Program IV L.P. (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1994 Annual Report on Form 10-K.

                  BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                     (a Delaware limited partnership)

                        CONSOLIDATED BALANCE SHEETS


                                        September 30,     December 31,
                                              1995             1994
ASSETS
Investment in real estate, at cost:
   Land                                   $ 4,315,540       $ 4,315,540
   Buildings and improvements               9,993,090         9,993,090
                                           14,308,630        14,308,630
   Less: accumulated depreciation            (572,444)         (374,342)
   Net investment in real estate           13,736,186        13,934,288

 Cash and cash equivalents                    620,767           569,244
 Deferred rent receivable                     227,933           143,488
 Tenant receivables                            22,353            40,587
 Due from affiliates                               --            14,130
 Prepaid offering costs                       176,812           179,223
 Organization costs (net of
   accumulated amortization of
   $20,500 and $16,000, respectively)           9,500            14,000
 Other assets                                      --               550
     Total Assets                         $14,793,551       $14,895,510

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Accounts payable and accrued
 expenses                                 $    91,595       $   103,361
Rent received in advance                           --            50,006
Due to affiliates                               1,272               802
     Total Liabilities                         92,867           154,169

MINORITY INTERESTS IN BRAUVIN
  GWINNETT COUNTY VENTURE                     712,904           726,640

PARTNERS' CAPITAL:
 General Partners                              10,794            10,794
 Limited Partners                          13,976,986        14,003,907
     Total Partners' Capital               13,987,780        14,014,701

     Total Liabilities and
     Partners' Capital                    $14,793,551       $14,895,510

       See accompanying notes to consolidated financial statements.

                  BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                     (a Delaware limited partnership)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Nine Months Ended September 30,


                                                1995                 1994

INCOME:
 Rental                                        $1,227,483         $1,136,623
 Interest                                          19,873             38,724
 Other                                             38,623                501
    Total income                                1,285,979          1,175,848

EXPENSES:
 Acquisition fees not capitalized                      --             61,126
 General and administrative                       161,655            133,149
 Management fees (Note 4)                          12,489             11,077
 Amortization of organization costs                 4,500              4,500
 Depreciation                                     198,102            188,939
 Total expenses                                   376,746            398,791

 Income before minority interests
   in joint venture                               909,233            777,057

 Minority interests' share in Brauvin
   Gwinnett County Venture's net income           (44,374)           (43,800)

 Net income                                    $  864,859         $  733,257

 Net income allocated to the
   General Partners                            $       --         $   14,665

 Net income allocated to the
   Limited Partners                            $  864,859         $  718,592

 Net income per Unit outstanding (a)           $     0.53         $     0.45


 (a)Net income per Unit was based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.


       See accompanying notes to consolidated financial statements.

                   BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                       (a Delaware limited partnership)

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the Three Months Ended September 30,



                                                 1995               1994

INCOME:
 Rental                                          $416,802          $383,010
 Interest                                           7,285             4,282
 Other                                             31,435            (3,040)

    Total income                                  455,522           384,252

EXPENSES:
 General and administrative                        94,375            34,207
 Management fees (Note 4)                           4,126             4,408
 Amortization of organization costs                 1,500             1,500
 Depreciation                                      66,034            66,034

  Total expenses                                  166,035           106,149

 Income before minority interests
  in joint venture                                289,487           278,103

 Minority interests' share in Brauvin
  Gwinnett County Venture's net income            (14,313)          (13,540)

 Net income                                      $275,174          $264,563

 Net income allocated to the
  General Partners                               $     --          $  5,291

 Net income allocated to the
  Limited Partners                               $275,174          $259,272

 Net income per Unit outstanding (a)             $   0.17          $   0.16


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

                   BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                       (a Delaware limited partnership)

                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
       For the periods from January 1, 1992 through September 30, 1995

                              Initial
                              Limited     General     Limited
                              Partner     Partners    Partners*     Total
Balance, January 1, 1992       $ 1,000      $   --   $       --   $    1,000
Withdrawals                     (1,000)         --           --       (1,000)
Contributions                       --          --    6,790,293    6,790,293
Selling commissions and other
 offering costs (Note 1)            --          --     (787,835)    (787,835)
Net income                          --         942       46,148       47,090
Cash distributions                  --          --      (75,484)     (75,484)
Balance, December 31, 1992          --         942    5,973,122    5,974,064
Contributions, net                  --          --    9,299,798    9,299,798
Subscription receivables            --          --      (78,500)     (78,500)
Selling commissions and other
 offering costs (Note 1)            --          --   (1,115,998)  (1,115,998)
Net income                          --       9,852      482,765      492,617
Cash distributions                  --          --     (495,347)    (495,347)
Balance, December 31, 1993          --      10,794   14,065,840   14,076,634
Collection of subscription
 receivables                        --          --       78,500       78,500
Contributions, net                  --          --       92,094       92,094
Selling commissions and other
 offering costs (Note 1)            --          --      (18,072)     (18,072)
Net income                          --          --    1,030,281    1,030,281
Cash distributions                  --          --   (1,244,736)  (1,244,736)
Balance, December 31, 1994          --      10,794   14,003,907   14,014,701
Contributions, net                  --          --       95,488       95,488
Selling Commissions and other
 offering costs (Note 1)            --          --      (14,421)     (14,421)
Net income                          --          --      864,859      864,859
Cash distributions                  --          --     (972,847)    (972,847)
Balance, September 30, 1995   $     --    $ 10,794  $13,976,986  $13,987,780

  *Total Units sold, including those raised through the Plan, at September 30, 1995, December 31, 1994 and 1993 were 1,627,767, 1,617,478 and 1,609,009, respectively. Cash distributions to Limited Partners per Unit were $0.60, $0.77 and $0.43 for the nine months ended September 30, 1995, and the years ended December 31, 1994 and 1993, respectively. Cash distributions to Limited Partners per Unit are based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the distribution reinvestment plan.

         See accompanying notes to consolidated financial statements.

                   BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                       (a Delaware limited partnership)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Nine Months Ended September 30,


                                                  1995            1994

Cash flows from operating activities:
Net income                                        $864,859      $ 733,257
Adjustments to reconcile net income to net
   cash provided by operating activities:
Depreciation and amortization                      202,602        193,439
Minority interests in Brauvin Gwinnett
   County Venture's net income                      44,374         43,800
Acquisition fees not capitalized                        --         61,126
Decrease (increase) in due from affiliates          14,130         (2,169)
Increase in deferred rent receivable               (84,445)       (50,964)
Decrease (increase) in rent receivable              18,234        (13,999)
Decrease in other assets                               550         22,539
Decrease in accounts payable and
   accrued expenses                                (11,766)       (39,212)
Decrease in rent received in advance               (50,006)        (6,000)
Increase (decrease) in due to affiliates               470        (16,215)
Total adjustments                                  134,143        192,345
Net cash provided by operating activities          999,002        925,602

Cash flows from investing activities:
Purchase of real estate                                 --     (4,278,330)
Acquisition fees not capitalized                        --        (61,126)
Minority interests' share of distribution
   from Brauvin Gwinnett County Venture            (58,110)       (53,640)
Net cash used in investing activities              (58,110)    (4,393,096)

Cash flows from financing activities:
Sale of Units, net of liquidations and
   selling commissions and other offering costs     83,478        116,918
Cash distributions to Limited Partners            (972,847)      (836,117)
Net cash used in financing activities             (889,369)      (719,199)

Net increase (decrease) in cash and
   cash equivalents                                 51,523     (4,186,693)
Cash and cash equivalents at beginning
    of period                                      569,244      4,803,350
Cash and cash equivalents at end of period       $ 620,767    $   616,657
         See accompanying notes to consolidated financial statements.

                   BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                       (a Delaware limited partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION

    Brauvin Corporate Lease Program IV L.P. (the "Partnership") is a Delaware limited partnership formed on August 7, 1991 for the purpose of acquiring debt-free ownership of existing, income-producing retail and other commercial properties predominantly all of which will be subject to "triple-net" leases. It is anticipated that these properties will be leased primarily to corporate lessees of national and regional retail businesses, service providers and other users consistent with "triple-net" lease properties. The leases will provide for a base minimum annual rent and increases in rent such as through participation in gross sales above a stated level, fixed increases on specific dates or indexation of rent to indices such as the Consumer Price Index. The General Partners of the Partnership, are Brauvin Realty Advisors IV, Inc., Jerome J. Brault and Cezar M. Froelich. Brauvin Realty Advisors IV, Inc. is owned by Messrs. Brault (50%) and Froelich (50%). Brauvin Securities, Inc., an affiliate of the General Partners, is the selling agent of the Partnership.

    The Partnership filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which was declared effective on December 12, 1991. Per the terms of the Restated Limited Partnership Agreement of the Partnership (the "Agreement"), the minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on April 27, 1992. The Partnership's offering was anticipated to close on December 11, 1992 but the Partnership obtained an extension until December 11, 1993. A total of 1,600,871 Units were sold to the public through the initial offering at $10 per Unit ($16,008,710).

    An additional $348,963 of Units was sold through the Partnership's distribution reinvestment plan (the "Plan") as of September 30, 1995, and $80,000 of original Units sold through the public offering, have been purchased by the Partnership from investors liquidating their investment and have been retired. As of September 30, 1995, the Plan participants own Units which approximate 2% of the total Units sold.

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

 Distributions to Limited Partners for the third quarter of 1995 will be made to investors receiving quarterly distributions on November 15, 1995 and to investors receiving monthly distributions on approximately October, November and December 15, 1995, in the aggregate amount of $326,571.

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

 Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the nine months ended September 30, 1995 and 1994 were as follows:

                                              1995          1994

    Acquisition fees                        $     --       $244,503
    Selling commissions                       13,224         11,129
    Management fees                           12,489         11,077
    Reimbursable operating expense            52,200         38,778
    Legal fees                                 4,844          2,700

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

 The Partnership commenced an offering to the public on December 12, 1991 of 3,300,000 Units, 300,000 of which are available only through the Partnership's distribution reinvestment plan (the "Plan"). The offering was anticipated to close on December 11, 1992, but was extended until December 11, 1993 with the appropriate governmental approvals. None of the Units were subscribed and issued between December 12, 1991 and December 31, 1991, pursuant to the Partnership's public offering. The offering was conditioned upon the sale of $1,200,000, which was achieved on April 27, 1992. The Partnership raised a total of $16,008,710 through the initial offering and an additional $348,963 through the distribution reinvestment plan through September 30, 1995. As of September 30, 1995, Units valued at $80,000 have been purchased by the Partnership from Limited Partners liquidating their original investment and have been retired.

 The General Partners have adopted an enhancement to the Partnership's Distribution Reinvestment Plan effective August, 1995. This enhancement will permit unit holders to reinvest at a unit price that will be adjusted to reflect any return of investor capital generated through property sales.
In addition, any unit liquidations will also occur at the adjusted unit price.

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






Below is a table summarizing the historical data for distribution rates per annum:

Distribution
    Date       1995    1994   1993    1992

February 15    8.00%    6.50% 6.00%    --

May 15         8.00     7.00  6.00    3.68%

August 15      8.00     8.00  5.00    7.00

November 15    8.00    10.00  5.50    6.00

    Future increases in the Partnership's distributions will depend on increased sales at the Partnership's properties, resulting in additional percentage rent. Rental increases, to a lesser extent, may occur due to increases in receipts from certain leases based upon increases in the Consumer Price Index or scheduled increases of base rent.

Results of Operation - Nine Months Ended September 30, 1995 and 1994

    Results of operations for the nine months ended September 30, 1995 reflected net income of $864,859 compared to net income of $733,257 for the nine months ended September 30, 1994, an increase of approximately $132,000. The increase in net income is due to 1995 reflecting a full nine months of operations of three properties acquired during the first quarter of 1994.

    Total income was $1,285,979 in 1995 as compared to $1,175,848 in 1994, an increase of approximately $110,000. The increase in total income is due to 1995 rental income reflecting a full nine months of operations of three properties acquired during the first quarter of 1994 and an increase in other income as the result of the reclassification of tenant reimbursements.

    Total expenses were $376,746 in 1995 as compared to $398,791 in 1994, a decrease of approximately $22,000. The decrease in total expenses was mainly due to the decrease in acquisition fees of $61,126 as a result of the Partnership not acquiring any additional properties during 1995. Partially offsetting the decrease in acquisition fees is an increase in general and administrative expenses.

Results of Operations - Three Months Ended September 30, 1995 and 1994

    Results of operations for the three months ended September 30, 1995 reflected net income of $275,174 compared to net income of $264,563 for the three months ended September 30, 1994, an increase of approximately $11,000.

    Total income for the three months ended September 30, 1995 was $455,522 compared to total income of $384,252 for the period ended September 30, 1994, an increase of approximately $71,000. The increase in total income is mainly due to an increase in common area reimbursements.

    Total expenses for the three months ended September 30, 1995 were $166,035 as compared to $106,149 in 1994, an increase of approximately $60,000. The increase in total expense was mainly due to the increase in general and administration expenses such as audit, legal and professional fees.

                         PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings.

    On October 14, 1993, an affiliate of the Partnership, Brauvin, Inc., brought a lawsuit against an unaffiliated seller due to the seller's alleged refusal to proceed under the terms of a purchase and sale agreement Brauvin, Inc. entered into to acquire three properties in Jacksonville, Florida.
In this lawsuit, Brauvin, Inc. has sought specific performance of the purchase and sale agreement to require the unaffiliated seller to sell the subject properties to Brauvin, Inc. Brauvin, Inc. subsequently amended its complaint to add the tenant of the properties, Rally's, Inc., as an additional defendant seeking an unspecified amount of damages. Rally's, Inc. was added because of its activities which Brauvin, Inc. alleges have tortiously interfered with the business relations between Brauvin, Inc. and the seller.

    In response to the lawsuit, the seller made a counterclaim against Brauvin, Inc. with counts for slander of title, tortious interference with an advantageous business relationship, conspiracy and to quiet title. The seller has also sued an employee of Brauvin, Inc. and the Partnership. The counterclaim is seeking damages in an amount in excess of $2,000,000, together with punitive damages. The Partnership filed a motion to dismiss as the Partnership believes the Florida court does not have jurisdiction over the Partnership. During 1994, the motion to dismiss was denied. The Partnership made attempts to settle but did not succeed. The Partnership intends to vigorously defend itself in this action. During the third quarter of 1995 there has been no change in the legal proceedings.

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

                              DATE: November 14, 1995



                             BY:   /s/ Thomas J. Coorsh
                                   Thomas J. Coorsh
                                   Chief Financial Officer and Treasurer

                              DATE: November 14, 1995