Form 10-K
period 1995-12-31
BRAUVIN CORPORATE LEASE PROGRAM IV L P
filed 1996-04-01
CIK 878657

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

     For the fiscal year ended     December 31, 1995
                                  or
[  ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

     For the transition period from         to

     Commission File Number   0-21536


                         Brauvin Corporate Lease Program IV L.P.
     (Exact name of registrant as specified in its charter)


            Delaware                             36-3800611
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)            Identification No.)


     150 South Wacker Drive, Chicago, Illinois           60606
          (Address of principal executive offices)    (Zip Code)

                              (312) 443-0922
         (Registrant's telephone number, including area code)

     Securities registered pursuant to Section 12(b) of the Act:

     Title of each class                 Name of each exchange on which
                                                  registered
               None                                     None

     Securities registered pursuant to Section 12(g) of the Act:

                     Limited Partnership Interests
                           (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and(2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate sales price of the limited partnership interests of the registrant (the "Units") to unaffiliated investors of the registrant was $16,008,310 at December 31, 1993. This does not reflect market value. This is the price at which the Units were sold to the public during the initial offering period. There is no current market for the Units nor have any Units been sold within the last 60 days prior to this filing except for Units sold to or by the registrant pursuant to the registrant's distribution reinvestment plan, as described in the prospectus of the registrant dated December 12, 1991 (the "Prospectus") as supplemented March 25, 1992 and June 17, 1993 and filed pursuant to Rule 424(b) and Rule 424(c) under the Securities Act of 1933, as amended.

Portions of the Prospectus are incorporated by reference into Parts II, III and IV of this Annual Report on Form 10-K.

                BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                     1995 FORM 10-K ANNUAL REPORT

                                 INDEX

                                PART I
                                                                         Page
Item 1. Business . . . . . . . . . . . . . . . . . . . . . . . . .         3

Item 2. Properties . . . . . . . . . . . . . . . . . . . . . . . .         5

Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . .        13

Item 4. Submission of Matters to a Vote of Security Holders. . . .        13

                                PART II

Item 5. Market for the Registrant's Units and Related Security
        Holder Matters . . . . . . . . . . . . . . . . . . . . . .        14

Item 6. Selected Financial Data. . . . . . . . . . . . . . . . . .        15

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations. . . . . . . . . . . .        17

Item 8. Consolidated Financial Statements and Supplementary Data . .      21

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure. . . . . . . . . . . . .      21

                               PART III

Item 10. Directors and Executive Officers of the Partnership . . . .      22

Item 11. Executive Compensation. . . . . . . . . . . . . . . . . .        24

Item 12. Security Ownership of Certain Beneficial Owners
        and Management . . . . . . . . . . . . . . . . . . . . . .        26

Item 13. Certain Relationships and Related Transactions. . . . . .        27
                                PART IV

Item 14. Exhibits, Consolidated Financial Statements and Schedules,
        and Reports on Form 8-K. . . . . . . . . . . . . . . . . .        28

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .        30
                                PART I
Item 1. Business.

   Brauvin Corporate Lease Program IV L.P. (the "Partnership") is a Delaware limited partnership formed in August 1991 for the purpose of acquiring debt-free ownership of existing, income-producing retail and other commercial properties predominantly all of which will be subject to "triple-net" leases. It is anticipated that these properties will be leased primarily to corporate lessees of national and regional retail businesses, service providers and other users consistent with "triple net" lease properties. The leases will be long-term and provide for a base minimum annual rent with periodic increases in rent as a result of:
(i) fixed increases on specific dates; (ii) upward adjustments to indices, such as the Consumer Price Index, to which base rents are indexed; or (iii) participation in lessees' gross sales above a stated level. The Partnership had not sold any of its limited partnership interests (the "Units") as of December 31, 1991, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended, dated December 12, 1991 (the "Offering"). The Offering was conditioned upon the sale of $1,200,000 of Units, which was achieved on April 27, 1992. The Offering was anticipated to close on
December 11, 1992 but the Partnership obtained an extension until
December 11, 1993, with the appropriate governmental approval.   A total
of 1,600,831 Units were sold to the public at $10 per Unit ($16,008,310) through December 11, 1993. An additional $394,118 of Units was sold through the Partnership's distribution reinvestment plan (the "Plan") as of December 31, 1995. As of December 31, 1995, $83,706 of Units sold through the Offering have been purchased by the Partnership from investors liquidating their investment and retired. The investors in the Partnership (the "Limited Partners") share in the benefits of ownership of the Partnership's real property investments based on the number of Units owned by each Limited Partner compared to the total number of Units sold.

   The principal investment objectives of the Partnership are: (i) preservation and protection of capital; (ii) distribution of the Partnership's current cash flow attributable to rental income; (iii) capital appreciation; (iv) the potential for increased income through escalations in the base rent or participation in the growth of the sales of the tenants of the Partnership's properties; (v) the deferral of the taxation of cash distributions for investors who are not exempt from federal taxation; and (vi) the production of "passive" income to offset "passive" losses from other investments.

   The General Partners believe that the Partnership has, to date, met its principal investment objectives as follows: (i) the Partnership believes that capital is preserved and protected through routine upkeep of properties and continued payment of real estate taxes and insurance premiums; (ii) the Partnership has and will continue to distribute current cash flow attributable to rental income; (iii) it appears that capital is appreciating as cash flow is increasing for individual properties (final determination cannot be made until properties are sold); (iv) the Partnership participates in each lease either through escalation in the base rent or participation in the sales of the lessees of the Partnership's properties; (v) the cash distributions for the Class A Investors (generally taxable investors not in need of passive income)have been partially sheltered by depreciation as explained below; and (vi) the Partnership has produced "passive income".

   Some tax shelter of cash distributions by the Partnership will be available to Class A Investors through depreciation of the underlying properties. Class A Investors benefit from the special allocation of all depreciation to the Units which they acquired from the Partnership because their reduced taxable income each year will result in a reduction in taxes due, although no "spill-over" losses are expected. Taxable income generated by property operations will likely be considered passive income for federal income tax purposes because
Section 469(c)(2) of the Internal Revenue Code states that a passive activity includes "any rental activity" and, therefore, is available to offset losses Class A Investors may have realized in other passive investments.

   It is anticipated that during the early years of the Partnership the Limited Partners will receive cash distributions in excess of their allocable share of the Partnership's income, and substantially in excess of their tax liability thereon, particularly the Class A Investors, due to the special allocation of depreciation deductions, although the Class A Investors will recognize more income from the ultimate sale of Partnership properties.

   Taxable income generated by property operations will likely be considered passive income for federal income tax purposes and, therefore, such income can be used to offset losses Limited Partners will receive from other passive investments, subject to certain limitations.

   The Partnership intends to dispose of its properties approximately seven to nine years after their acquisition with a view towards liquidation of the Partnership within that period. The restated limited partnership agreement of the Partnership (the "Agreement") provides that the Partnership shall terminate December 31, 2011, unless sooner terminated.

   The terms of the transactions between the Partnership and affiliates of the General Partners are set forth in Item 13 below to which reference is hereby made for a description of such terms and transactions.

   The Partnership has no employees.

Market Conditions/Competition

   The Partnership competes with many other entities engaged in real estate investment activities to acquire property, some of which have greater assets than the Partnership. In addition, the number of entities and the amount of funds available for investment in properties of a type suitable for investment by the Partnership may increase, resulting in increased competition for such investments and possible increases in the prices paid therefor.

   As it is anticipated that the leases of the Partnership's properties will entitle the Partnership to participate in gross receipts of lessees above fixed minimum amounts, the success of the Partnership will depend in part on the ability of those lessees to compete with similar businesses in their respective vicinities.

   The Partnership also competes with many other entities engaged in real estate investment activities in the disposition of property. The ability to locate purchasers will depend primarily on the success of the operating properties and the desirability of the location of the operating properties.

Item 2. Properties.

   The following properties have been acquired during the last three years:

   On April 21, 1993, the Partnership purchased the land and buildings underlying two Chuck E. Cheese's restaurants from ShowBiz Pizza Time, Inc. ("ShowBiz") for $2,085,000, plus closing costs. One restaurant is located in Springfield, Ohio and the second is located in Ashwaubenon, Wisconsin, just outside of Green Bay. Each of the restaurants are leased to ShowBiz under existing leases which expire August 31, 2005, with two five-year renewal options. ShowBiz is required to pay base minimum rent ($20,417) each month plus percentage rent annually based upon 5% of gross sales, in excess of a stated amount. In addition, base rent will be increased every five years, with the first increase scheduled for January 1, 1996. Pursuant to the triple-net lease, ShowBiz is responsible for all obligations and expenses incident to the operation and maintenance of the restaurants including all taxes, insurance premiums and structural repairs.

   On May 3, 1993, the Partnership purchased the land and building underlying a Mrs. Winner's Chicken & Biscuit restaurant from
Mrs. Winner's, L.P. for $600,000, plus closing costs. The restaurant is located in Oakwood, Georgia. The restaurant is leased to Mrs. Winner's, L.P. for a 20 year term expiring May 31, 2013, with two five-year renewal options. The lease is guaranteed by RTM, Inc., a limited partner in Mrs. Winner's, L.P., which reported a net worth in excess of $20 million at the time the Partnership entered into the letter of intent to purchase the property (January 22, 1993). Mrs. Winner's, L.P. is required to pay base minimum rent ($6,000) each month plus percentage rent annually based upon 7% of gross sales in excess of a stated amount. In addition, base rent is increased 10% every five years, with the first increase scheduled for May 1, 1998. Pursuant to the triple net-lease, Mrs. Winner's, L.P. is responsible for all obligations and expenses incident to the operation and maintenance of the restaurant including all taxes, insurance premiums and structural repairs.

   On July 15, 1993, the Partnership purchased the land and building underlying a SoFro (d.b.a. House of Fabrics) fabric store from an unaffiliated developer for $1,430,000, plus closing costs. The store is leased to SoFro Fabrics, Inc. ("SoFro") and guaranteed by its parent company, House of Fabrics, Inc. under an existing lease which expires March 31, 2008, with two five-year renewal options. SoFro is required to pay base minimum rent each month which will be increased by $10,000 per annum every five years with the first increase scheduled for April 1, 1998. Pursuant to the triple-net lease, SoFro is responsible for all obligations and expenses incident to the operation and maintenance of the store including all taxes and insurance premiums, but not including roof and structural repairs. The roof, however, is guaranteed by the manufacturer until 2003.

   In October 1994 House of Fabrics filed for protection under Chapter 11 of the United States Bankruptcy Code. At the time of the filing the tenant was over one month in arrears. From October 1994 until January 1996, House of Fabrics occupied the Joliet property and paid all rents and occupancy expenses on a timely basis.

   In August 1995, House of Fabrics notified the Partnership that, under the provisions of the bankruptcy code, they had rejected the lease and indicated that they would vacate the property at the end of January
1996. House of Fabrics vacated the property on January 31, 1996. The Partnership has engaged a national brokerage firm to assist in re-leasing this property.

   On September 8, 1993, the Partnership purchased the land and building underlying a Volume ShoeSource store, a division of Payless ShoeSource Inc., from Payless ShoeSource, Inc. for $1,627,822, plus closing costs. The store was leased to May Department Stores Company Inc. for 10 years starting on the day of closing and expiring on September 30, 2003 plus four five-year options. The tenant is obligated to pay base minimum rent each month. In addition, the lease includes minimum rent escalations of 15% of the then minimum base rent every five years beginning in the sixth year of the lease. The tenant leased the property under an absolute triple-net lease whereby the tenant pays for all expenses related to the property including real estate taxes, insurance premiums, maintenance and repair costs.

   On November 9, 1993, the Partnership purchased a 70.2% interest in a joint venture (the "Joint Venture") with affiliated public limited real estate partnerships that acquired the land and building underlying a 25,000 square foot CompUSA computer superstore, from an unaffiliated seller (the "Seller") for $2,350,000, plus closing costs. The Seller undertook to expand the store by an additional 1,150 square feet pursuant to a lease amendment executed by the Tenant, as hereinafter defined. The store was completed in March 1993, and is leased to CompUSA, Inc. (the "Tenant"), a NYSE-listed company, for a minimum term of 15 years upon completion of the expansion space. The Tenant has the option to renew the lease for up to four additional terms of five years each. The Tenant is obligated to pay base minimum rent each month in the amount of $20,703, plus periodic fixed increases of $ .50 per square foot of leasable area every five years beginning in the sixth lease year. The Tenant leased the property under a triple net lease whereby the Tenant pays for all expenses related to the property including real estate taxes, insurance, maintenance and repair costs. The Joint Venture is responsible for the roof and structural components of the building excluding normal maintenance. The roof has a 15-year manufacturer's warranty (from the date of completion) that has been assigned to the Joint Venture.

   On January 18, 1994, the Partnership purchased the land and the 6,240 square foot building (the "East Side Mario's Property") underlying an East Side Mario's restaurant, located in Copley, Ohio, from Morgan's Foods, Inc. for $1,435,000 plus closing costs. Morgan's Food is the East Side Mario's franchisee for the State of Ohio. During 1994, the franchisor, Prime Group of Canada, Inc., sold the East Side Mario's concept to Pizza Hut, Inc., a division of Pepsico, Inc. This sale has no effect on the existing lease. The store is leased to Morgan's Creative Concepts, Inc. and the lease is guaranteed by the parent company, Morgan's Food, Inc. for 20 years expiring on January 31, 2014, plus two ten year options. The tenant is obligated to pay base minimum rent each month in the amount of $13,453 plus minimum rent escalations of 15% of the then minimum base rent every five years beginning in the sixth year of the lease. The tenant is also obligated to pay percentage rent of 5% of total annual sales which exceed a pre-established amount. The tenant leased the East Side Mario's Property under a triple-net lease whereby the tenant pays for all expenses related to the East Side

Mario's Property including real estate taxes, insurance, and maintenance and repair costs.

   On February 23, 1994, the Partnership purchased the land and the 7,028 square foot building (the "Blockbuster Property") underlying a Blockbuster Video store located in Eagan, Minnesota, from an unaffiliated seller, for a purchase price of $905,000 plus closing costs. The Blockbuster Property is leased to Mid-America Entertainment Company (the "Blockbuster Tenant"), a privately held company under an existing lease for a ten year period expiring on November 30, 2003. The Blockbuster Tenant has the option to renew the lease for two additional five year periods. The Blockbuster Tenant is the exclusive Blockbuster Video franchisee for most of the State of Minnesota and parts of Iowa. The Blockbuster Tenant is obligated to pay base minimum rent each month in the amount of $8,931 plus periodic increases beginning in the third lease year.

   The Blockbuster Tenant leased the Blockbuster Property under a triple-net lease whereby the Blockbuster Tenant pays for all expenses related to the Blockbuster property including real estate taxes, insurance premiums, maintenance and repair costs. The Partnership is responsible for repairs to the roof and structure. The General Partners believe that these items will be non-material during the lease term as the building was completed in November 1993 and the Partnership obtained a roof guarantee for the duration of the lease term. The Partnership may reserve a portion of the rent for possible repairs in the future.

   On February 28, 1994, the Partnership purchased the land and the 8,500 square foot building (the "Walden Books Property") occupied by a Walden Books store located in Miami, Florida, from an unaffiliated seller, for a purchase price of $1,680,000 plus closing costs. The Walden Books Property was completed in November 1988 and is leased under a triple-net lease to Walden Books, Inc. (the "Walden Books Tenant") for a minimum term ending January 31, 2009. Walden Books, Inc. is one of the largest bookstore chains in the country with approximately 1,150 stores and gross revenues of over one billion dollars. The Walden Books Tenant is obligated to pay base minimum rent each month in the amount of $14,167 with scheduled increases in rent beginning in February 1999.
The Walden Books Tenant is also obligated to pay percentage rent based on the total annual sales which exceed a pre-established amount.

   The Walden Books Tenant leased the Walden Books Property under a triple-net lease whereby the Walden Books Tenant pays for all expenses related to the Walden Books Property including real estate taxes, insurance premiums and maintenance and repair costs. The Partnership is responsible for repairs to the roof and structure. The General Partners believe these items will be minimal during the lease term as the building is in good condition. The Partnership may reserve a portion of the rent for possible repairs in the future.

   The Partnership is a landlord only and does not participate in the operations of any of the properties discussed herein. All lease payments due to the Partnership are current. At December 31, 1995, all properties are 100% occupied. All properties were paid for in cash, without any financing. The General Partners believe that all properties are adequately insured.

   The following is a demographic summary of the real estate and improvements purchased by the Partnership:


Steak n Shake:
Peerless Park, Missouri

   The property is located on the southeast corner of Highway 141 and Interstate I-44, approximately 16 miles southwest of downtown St. Louis. The single-story building is 3,860 square feet situated on a 39,500 square foot parcel of land.

Children's World Learning Center:
Arlington, Texas

   The property is located at 1235 West Sublet. The building is 4,950 square feet built on 0.625 acres of land. The single-story, wood-frame building has brick veneer exterior and has a pitched roof with asphalt shingles. The building was constructed in 1984.

Chuck E. Cheese's Restaurants:

Ashwaubenon, Wisconsin

   The Chuck E. Cheese restaurant is located at 1273 Lombardi Access Road. The building consists of 10,183 square feet situated on a 3.385 acre parcel and was constructed in 1983 utilizing a steel frame with birch and wood siding.

Springfield, Ohio

   The Chuck E. Cheese restaurant is located at 2345 Valley Loop Road. The building consists of 10,183 square feet situated on a 2.769 acre parcel and was constructed in 1983 utilizing a steel frame with concrete block.

Mrs. Winner's Chicken & Biscuit Restaurant:
Oakwood, Georgia

   The Mrs. Winner's Chicken & Biscuit restaurant is located at 3465 Mundy Mill Road. The building consists of 2,436 square feet situated on a 25,700 square foot parcel and was constructed in 1983 utilizing concrete block construction with vinyl siding.

House of Fabrics:
Joliet, Illinois

   The House of Fabrics store is located at 2900 Colorado Avenue. The building consists of 20,000 square feet situated on a 1.299 acre parcel and was constructed in 1993 utilizing concrete block construction with steel frame and metal deck roof.

   In October 1994 House of Fabrics filed for protection under Chapter 11 of the United States Bankruptcy Code. At the time of the filing the tenant was over one month in arrears. From October 1994 until January 1996, House of Fabrics occupied the Joliet property and paid all rents and occupancy expenses on a timely basis.

   In August 1995, House of Fabrics notified the Partnership that, under the provisions of the bankruptcy code, they had rejected the lease and indicated that they would vacate the property at the end of January
1996. House of Fabrics vacated the property on January 31, 1996. The Partnership has engaged a national brokerage firm to assist in re-leasing this property.

Volume ShoeSource:
Blaine, Washington

   The Volume ShoeSource store is located at 439 Peace Portal Drive. The building consists of 10,900 square feet situated on a .389 acre parcel and was fully renovated in 1992.

CompUSA:
Duluth, Georgia

   The CompUSA store is a 25,000 square foot single story building located on a 105,919 square foot parcel in Duluth, a suburb of Atlanta, in the Gwinnett Place Mall Shopping Area. The single story building was completed in March 1993.

Blockbuster Video:
Eagan, Minnesota

   The property is located at 2075 Cliff Road and consists of a 7,028 square foot building situated on a 37,364 square foot parcel of land. The building was constructed in 1993 of concrete block and steel frame covered with stucco.

East Side Mario's:
Copley, Ohio

   The property is located at 85 W. Montrose Avenue and consists of a 6,240 square foot building situated on 1.76 acres of land. The building was constructed in 1993 of concrete block and steel frame.

Walden Books Store:
Miami, Florida

   The property is located on the southeast corner of Kendall Drive and S.W. 112th Street and consists of a 8,500 square foot building situated on .743 acres of land. The building was constructed in 1988 of masonry block with stucco and dryvit parapet.

   The following table summarizes the operations of the Partnership's properties:

                                          BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                                                 SUMMARY OF OPERATING DATA
                                                     DECEMBER 31, 1995

                                                      PERCENT OF      1995      1995       LEASE
                                         PURCHASE      ORIGINAL     RENTAL    PERCENT    EXPIRATION      RENEWAL
        PROPERTIES                        PRICE       UNITS SOLD    INCOME    OF TOTAL     DATES         OPTIONS
1 STEAK N' SHAKE RESTAURANT            $   995,000       6.2%    $  133,992      8.6%       2010     2 TEN YEAR OPTIONS
1 CHILDREN'S WORLD LEARNING CENTER         425,000       2.7%        50,071      3.2%       2007     2 FIVE YEAR OPTIONS
2 CHUCK E. CHEESE'S RESTAURANTS          2,085,000      13.0%       270,487     17.3%       2005     2 FIVE YEAR OPTIONS
1 MRS. WINNER'S CHICKEN & BISCUIT          600,000       3.7%        92,315      5.9%       2013     2 FIVE YEAR OPTIONS
1 HOUSE OF FABRICS STORE                 1,430,000       8.9%       160,296     10.2%       2008     2 FIVE YEAR OPTIONS
1 VOLUME SHOESOURCE STORE                1,627,822      10.2%       189,278     12.1%       2003     4 FIVE YEAR OPTIONS
1 BLOCKBUSTER VIDEO                        905,000       5.7%       113,154      7.2%       2003     2 FIVE YEAR OPTIONS
1 EAST SIDE MARIO'S                      1,435,000       9.0%       197,325     12.6%       2014     2 TEN YEAR OPTIONS
1 WALDEN BOOK CO. INC.                   1,680,000      10.5%       175,698     11.2%       2009       NONE
70.2% OF 1 COMPUSA STORE                 1,649,700      10.3%       183,306     11.7%       2008     4 FIVE YEAR OPTIONS
                                       $12,832,522      80.2%    $1,565,922    100.0%

<F1>
  NOTE - THE FORMAT OF THIS SCHEDULE DIFFERS FROM THE INCOME STATEMENT OF THE PARTNERSHIP.
         THIS SCHEDULE ALLOCATES THE PARTNERSHIP'S SHARE OF PURCHASE PRICE AND RENTAL INCOME
         FORM EACH JOINT VENTURE. THE INCOME STATEMENT USES THE EQUITY METHOD OF ACCOUNTING,
         THEREFORE, NO RENTAL INCOME IS RECORDED IN THE RENTAL INCOME ACCOUNTS FOR THE JOINT VENTURE.

Risk of Ownership

    The possibility exists that the tenants of the Partnership's properties as well as lease guarantors, if any, may be unable to fulfill their obligations pursuant to the terms of their leases, including making base rent or percentage rent payments to the Partnership. Such a default by the tenants or a premature termination of any one of the leases (as is the case with the House of Fabrics) could have an adverse effect on the financial position of the Partnership. Furthermore, the Partnership may be unable to successfully locate a substitute tenant due to the fact that these buildings have been designed or built primarily to house a particular type of operation. Thus, the properties may not be readily marketable to a new tenant without substantial capital improvements or remodeling. Such improvements may require expenditure of Partnership funds which might otherwise be available for distribution.

Item 3. Legal Proceedings.

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

    In response to the lawsuit, the seller made a counterclaim against Brauvin, Inc. with counts for slander of title, tortious interference with an advantageous business relationship, conspiracy and to quiet title. The seller had also sued a former employee of Brauvin, Inc. The counterclaim is seeking damages in an amount in excess of $2,000,000, together with punitive damages. The Partnership filed a motion to dismiss as the Partnership believes the Florida court does not have jurisdiction over the Partnership. During 1994, the motion to dismiss was denied. The Partnership and seller have held discussions in an attempt to resolve the claims. Currently, the claims have not been resolved and if no resolution occurs the Partnership intends to vigorously defend itself with respect to this action.

Item 4. Submission of Matters to a Vote of Security Holders.

    None.

                                   PART II

Item 5. Market for the Registrant's Units and Related Security Holder
        Matters.

    At December 31, 1995, there were 888 Limited Partners in the Partnership. There is no established public trading market for Units and it is not anticipated that there will be a public market for Units. Neither the General Partners nor the Partnership are obligated to redeem or repurchase Units, but the Partnership may, as described under the section of the Prospectus entitled "Unit Repurchase Program" on pages 73-74 of the Prospectus, purchase Units under certain very limited
circumstances.   Units in the hands of a transferee will retain the same
character as in the hands of the transferor. Thus, the transferee, whether a taxable or tax-exempt investor, who acquires a Unit from a Class B Investor, as such term is defined in the Agreement, will not be allocated any depreciation and, conversely, a transferee who is a tax-exempt investor and acquires a Unit from a Class A Investor will be allocated depreciation even though such depreciation may not provide a benefit to it.

    Pursuant to the terms of the Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to the substitution of a Limited Partner.

    Cash distributions to Limited Partners for 1995, 1994 and 1993 were $1,296,726, $1,244,736, and $495,347, respectively. Distributions of operating cash flow, if available, shall be paid four times per year, 45 days after the end of each calendar quarter or are paid monthly within 15 days of the end of the month, depending upon the Limited Partners preference. The actual distribution, for 1993, to each investor was calculated on a per diem basis from the date of the investment at an annualized rate of 5-6%. The distribution was generated from a combination of property operations and interest income. No amount distributed in 1995 was a return of capital.

Item 6. Selected Financial Data.

               BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                   (a Delaware limited partnership)
             (not covered by Independent Auditors' Report)


                                Year Ended       Year Ended      Year Ended
                                December 31,     December 31,   December 31,
                                    1995            1994            1993

Selected Income Statement Data:

 Rental Income                   $1,643,736      $ 1,571,077    $   639,565

 Interest Income                     31,777           37,754        124,814

 Net Income                       1,203,510        1,030,281        492,617

 Net Income Per Unit (a)         $     0.74      $      0.64    $      0.42



Selected Balance Sheet Data:

 Cash and Cash Equivalents       $  711,167      $   569,244    $ 4,803,350

 Land, Buildings and
  Improvements                   14,308,630       14,308,630     10,066,508

 Total Assets                    14,850,948       14,895,510     15,009,234

 Cash Distributions to Limited
  Partners                        1,296,726        1,244,736        495,347

 Cash Distributions to Limited
  Partners Per Unit (a)           $    0.80      $      0.77  $        0.43

(a) Net income per Unit and cash distributions per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.

   The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

                BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                  (a Delaware limited partnership)
            (not covered by Independent Auditors' Report)

                                                      For the Period
                                    Year Ended         August 7, 1991
                                   December 31,        (inception) to
                                       1992         December 31, 1991

Selected Income Statement Data:

Rental Income                      $   96,859         $     --

Interest Income                        50,333               --

Net Income                             47,090               --

Net Income Per Unit (a)            $     0.14               --

Selected Balance Sheet Data:

Cash and Cash Equivalents          $2,411,424         $  1,000

Land, Buildings and Improvements    3,454,263               --

Total Assets                        6,166,502          252,208

Cash Distributions to Limited
 Partners                              75,484               --

Cash Distributions to Limited
 Partners                          $     0.22         $     --

(a) Net income per Unit and cash distributions per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.

   The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

   The Partnership commenced an offering to the public on December 12, 1991 of 3,300,000 Units, 300,000 of which are available only through the Plan. The Offering was anticipated to close on December 11, 1992, but was extended until December 11, 1993 with the appropriate governmental approvals. None of the Units were subscribed and issued between December 12, 1991 and December 31, 1991, pursuant to the Offering. The Offering was conditioned upon the sale of $1,200,000, which was achieved on April 27, 1992. The Partnership raised a total of $16,008,310 through the Offering and an additional $394,118 through the Plan through December 31, 1995. As of December 31, 1995, Units valued at $83,706 have been purchased by the Partnership from Limited Partners liquidating their original investment and have been retired.

   On November 9, 1993, the Partnership purchased a 70.2% interest in a joint venture (the "Joint Venture") with affiliated public limited real estate partnerships that acquired the land and building underlying a 25,000 square foot CompUSA computer superstore, from an unaffiliated seller (the "Seller") for $2,350,000, plus closing costs. The Seller undertook to expand the store by an additional 1,150 square feet pursuant to a lease amendment executed by the Tenant, as hereinafter defined. The store was completed in March 1993, and is leased to CompUSA, Inc. (the "Tenant"), a NYSE-listed company, for a minimum term of 15 years upon completion of the expansion space. The Tenant has the option to renew the lease for up to four additional terms of five years each. The Tenant is obligated to pay base minimum rent each month in the amount of $20,703, plus periodic fixed increases of $ .50 per square foot of leasable area every five years beginning in the sixth lease year.

   On January 18, 1994, the Partnership purchased the land and the 6,240 square foot building (the "East Side Mario's Property") underlying an East Side Mario's restaurant, located in Copley, Ohio, from Morgan's Foods, Inc. for $1,435,000 plus closing costs. Morgan's Food is the East Side Mario's franchisee for the State of Ohio. During 1994, the franchisor, Prime Group of Canada, Inc., sold the East Side Mario's concept to Pizza Hut, Inc., a division of Pepsico, Inc. This sale has no effect on the existing lease. The store is leased to Morgan's
Creative Concepts, Inc. and the lease is guaranteed by the parent company, Morgan's Food, Inc. for 20 years expiring on January 31, 2014, plus two ten year options. The tenant is obligated to pay base minimum rent each month in the amount of $13,453 plus minimum rent escalations of 15% of the then minimum base rent every five years beginning in the sixth year of the lease. The tenant is also obligated to pay percentage rent of 5% of total annual sales which exceed a pre-established amount. The tenant leased the East Side Mario's Property under a triple-net lease whereby the tenant pays for all expenses related to the East Side Mario's Property including real estate taxes, insurance, and maintenance and repair costs.

   On February 23, 1994, the Partnership purchased the land and the 7,028 square foot building (the "Blockbuster Property") underlying a Blockbuster Video store located in Eagan, Minnesota, from an unaffiliated seller, for a purchase price of $905,000 plus closing costs. The Blockbuster Property is leased to Mid-America Entertainment Company (the "Blockbuster Tenant"), a privately held company under an existing lease for a ten year period expiring on November 30, 2003. The Blockbuster Tenant has the option to renew the lease for two additional five year periods. The Blockbuster Tenant is the exclusive Blockbuster Video franchisee for most of the State of Minnesota and parts of Iowa. The Blockbuster Tenant is obligated to pay base minimum rent each month in the amount of $8,931 plus periodic increases beginning in the third lease year.

   The Blockbuster Tenant leased the Blockbuster Property under a triple-net lease whereby the Blockbuster Tenant pays for all expenses related to the Blockbuster property including real estate taxes, insurance premiums, maintenance and repair costs. The Partnership is responsible for repairs to the roof and structure. The General Partners believe that these items will be non-material during the lease term as the building was completed in November 1993 and the Partnership obtained a roof guarantee for the duration of the lease term. The Partnership may reserve a portion of the rent for possible repairs in the future.

   On February 28, 1994, the Partnership purchased the land and the 8,500 square foot building (the "Walden Books Property") occupied by a Walden Books store located in Miami, Florida, from an unaffiliated seller, for a purchase price of $1,680,000 plus closing costs. The Walden Books Property was completed in November 1988 and is leased under a triple-net lease to Walden Books, Inc. (the "Walden Books Tenant") for a minimum term ending January 31, 2009. Walden Books, Inc. is one of the largest bookstore chains in the country with approximately 1,150 stores and gross revenues of over one billion dollars. The Walden Books Tenant is obligated to pay base minimum rent each month in the amount of $14,167 with scheduled increases in rent beginning in February 1999.
The Walden Books Tenant is also obligated to pay percentage rent based on the total annual sales which exceed a pre-established amount.

   The Walden Books Tenant leased the Walden Books Property under a triple-net lease whereby the Walden Books Tenant pays for all expenses related to the Walden Books Property including real estate taxes, insurance premiums and maintenance and repair costs. The Partnership is responsible for repairs to the roof and structure. The General Partners believe these items will be minimal during the lease term as the building is in good condition. The Partnership may reserve a portion of the rent for possible repairs in the future.

Below is a table summarizing the historical data for distribution rates per annum:

 Distribution
     Date           1996    1995    1994     1993    1992

February 15        8.00%   8.00%   6.50%    6.00%      --

May 15                     8.00    7.00     6.00    3.68%

August 15                  8.00    8.00     5.00    7.00

November 15                8.00   10.00     5.50    6.00

  Future increases in the Partnership's distributions will largely depend on increased sales at the Partnership's properties resulting in additional percentage rent and to a lesser extent on rental increases which will occur due to increases in receipts from certain leases based upon increases in the Consumer Price Index or scheduled increases of base rent.

  The Partnership has engaged an independent third party to perform valuations of the Partnership's investments in real estate as of December 31, 1995.

Results of Operations - 1995

  Results of operations for the year ended December 31, 1995 reflected net income of $1,203,510 compared to $1,030,281 for the year ended December 31, 1994, an increase of $173,229. Net income primarily increased by a decline in the expense category of acquisition fees not capitalized of approximately $97,000, which was a result of the Partnership being completely invested by February 1994. An increase in rental income of approximately $73,000 also contributed to the increase in net income when comparing 1995 to 1994. Rental income increased due primarily to 1995 reflecting a full year of operations for the three properties that the Partnership purchased in 1994.

Results of Operations - 1994

  Results of operations for 1994 reflected net income of $1,030,281 as compared to $492,617 for 1993. Increase in net income and gross income were due primarily to 1994 reflecting a full year of operations for properties acquired during 1993 as well as the operations of three additional properties acquired in 1994. Other income of approximately $9,500 represents tenant reimbursements as a result of the lease associated with the House of Fabrics tenant. The Partnership used approximately $4,242,000 to acquire properties in 1994 and became completely invested by February 1994.

Results of Operations - 1993

   Results of operations for 1993 and 1992 reflected net income of $492,617 and $47,090, respectively. The Partnership's gross income of $764,379 was derived from rental income and interest income on its uninvested cash balances. Increases in net income and gross income in 1993 over 1992 were due primarily to 1993 reflecting a full year of operations for properties acquired during 1992 as well as the operations of additional properties acquired in 1993.

   The Partnership generated net cash from operations in 1993 of $791,126, which was used to make distributions to Limited Partners based upon cash flow and anticipated earnings, on May 15, 1993, August 15, 1993, November 13, 1993 and February 15, 1994 in respect of the first, second, third and fourth quarters of 1993, respectively. The Partnership received net cash from financing activities of approximately $7,700,000 derived primarily from the Partnership's offering of Units, net of $495,347 of cash distributions to Limited Partners. The Partnership used approximately $6,000,000 to acquire properties in 1993. As of December 31, 1993, the Partnership had approximately $4,800,000 of cash on hand, a majority of which is anticipated to be used to purchase additional properties.

Impact of Inflation

   The Partnership anticipates that the operations of the Partnership should not be significantly impacted by inflation. To offset any potential adverse effects of inflation, the Partnership will endeavor to require each of its tenants to execute "triple-net" leases with the tenant being responsible for all operating expenses, insurance and real estate taxes. In addition, several of the leases require escalations of rent based upon increases in the Consumer Price Index, scheduled increases in base rents, or tenant sales.

Item 8. Consolidated Financial Statements and Supplementary Data

   See Index to Consolidated Financial Statements and Schedule on Page F-1 of this Form 10-K for consolidated financial statements and financial statement schedule, where applicable.

   The supplemental financial information specified in Item 302 of Regulation S-K is not applicable.

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

   During the Partnership's two most recent fiscal years, there has been no changes in, or disagreements with, the accountants.

                            PART III

Item 10. Directors and Executive Officers of the Partnership

   The General Partners of the Partnership are:

   Brauvin Realty Advisors IV, Inc., an Illinois corporation
   Mr. Jerome J. Brault, individually
   Mr. Cezar M. Froelich, individually

   Brauvin Realty Advisors IV, Inc., (the "Corporate General Partner"), was formed under the laws of the State of Illinois in 1991, with its issued and outstanding shares being owned by Messrs. Jerome J. Brault (beneficially)(50%) and Cezar M. Froelich (50%).

   The principal officers and directors of the Corporate General
Partner are:

   Mr. Jerome J. Brault. . . . . .  Chairman of the Board of
                                    Directors, President, Chief Executive
                                    Officer and Director

   Mr. Thomas J. Coorsh. . . . . .  Treasurer and Chief Financial Officer

   Mr. James L. Brault . . . . . .  Executive Vice President,
                                    Secretary and Director

   The business experience during the past five years of the Genral Partner and the principal officers and directors of the Corporate
General Partner are as follows:

   Mr. Jerome J. Brault (age 62) is Director, Chairman of the Board and President of Brauvin Properties, Inc., Brauvin Realty Properties, Inc., Brauvin Realty Partners, Inc., Brauvin Ventures, Inc., Brauvin Associates, Inc., Brauvin 6, Inc., Brauvin Advisory Services, Inc., Brauvin Securities Inc. and Brauvin Restaurant Properties, Inc. He is Director, President, Chairman of the Board, Chief Executive Officer and Secretary of Brauvin Realty Services, Inc., Brauvin Management Company and Brauvin Financial, Inc. He is President and Director of Brauvin, Inc. He is also Director, President, Chairman of the Board and Chief Executive Officer of Brauvin Chili's Inc., Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., Brauvin Realty Advisors V, LLC., and Brauvin Net Lease V, Inc. as well as an individual general partner in seven other affiliated public limited partnerships. Prior to Mr. Brault's affiliation with the Brauvin organization, he was the Chief Operating Officer of Burton J. Vincent, Chesley & Company, a New York

Stock Exchange member firm. He is the father of James L. Brault, an officer of certain affiliated Brauvin entities.

   Mr. Cezar M. Froelich (age 50) is a principal with the Chicago law firm of Shefsky Froelich & Devine Ltd., which acts as counsel to the General Partners, the Partnership and certain of their affiliates. His practice has been primarily in the fields of securities and real estate and he has acted as legal counsel to various public and private real estate limited partnerships, mortgage pools and real estate investment trusts. Mr. Froelich is an individual general partner in seven other affiliated public limited partnerships and a shareholder in Brauvin Management Company and Brauvin Financial Inc. Mr. Froelich resigned as a director of the corporate general partner in December 1994.

   Mr. Thomas J. Coorsh (age 46) is the Treasurer and Chief Financial Officer of Brauvin Chili's, Inc., Brauvin Properties, Inc., Brauvin Realty Properties, Inc., Brauvin Realty Partners, Inc., Brauvin Ventures, Inc., Brauvin 6, Inc., Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., Brauvin Realty Advisors V, LLC., Brauvin Net Lease V, Inc., Brauvin Management Company, Brauvin Financial, Inc., Brauvin Securities, Inc., Brauvin Inc., Brauvin Associates, Inc., Brauvin Advisory Services, Inc. and Brauvin Restaurant Properties, Inc. He is responsible for the overall financial management of Brauvin Management Company, Brauvin Financial, Inc. and related partnerships.
He is responsible for partnership accounting and financial reporting to regulatory agencies. From May 1992 until joining Brauvin in November of 1993, Mr. Coorsh was self-employed as a business consultant. Between 1990 and 1992, Mr. Coorsh was the senior vice president of finance and chief accounting officer for Lexington Homes, an Illinois-based homebuilder. In 1990, Mr. Coorsh left The Balcor Company, a major real estate syndicator, property manager and lender to join Lexington Homes. Mr. Coorsh began work at The Balcor Company in 1985 and his most recent position was first vice president - finance. Mr. Coorsh's responsibilities at Balcor included property management accounting and finance; treasury; and financial and strategic planning. Before joining Balcor, Mr. Coorsh held financial positions with several large, public corporations headquartered in the Chicago metropolitan area. Mr. Coorsh is a Certified Public Accountant.

   Mr. James L. Brault (age 35) is a Vice President and Secretary of Brauvin Chili's, Inc., Brauvin Properties, Inc., Brauvin Realty Properties, Inc., Brauvin Realty Partners, Inc., Brauvin Ventures, Inc., Brauvin 6, Inc., Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Associates Inc., Brauvin Inc., Brauvin Securities, Inc. and Brauvin Restaurant Properties, Inc. He is Executive Vice President and Secretary of Brauvin Advisory Services, Inc. He is also Executive Vice President,

Secretary and Director of Brauvin Realty Advisors IV, Inc. and
Brauvin Realty Advisors V, LLC. and Brauvin Net Lease V, Inc. Additionally, he is the Executive Vice President and Assistant Secretary of Brauvin Management Company and Brauvin Financial, Inc., as well as a Director of Brauvin Financial, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Loan Division of the First National Bank of Chicago, based in their Washington, D.C. office. Mr. Brault joined the First National Bank of Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150,000,000. Mr. Brault is a son of Mr. Jerome J. Brault, the managing general partner of the Partnership.

Item 11.  Executive Compensation.

   (a & b) The Partnership is required to pay certain fees, make distributions and allocate a share of the profits and losses of the Partnership to the Corporate General Partner or its affiliates as described under the caption "Compensation Table" on pages 14 to 17 of the Prospectus, as supplemented, and "Summary of Limited Partnership Agreement - Allocations and Distributions to the Limited Partners" on page 63 of the Prospectus, as supplemented, and the sections of the Agreement entitled "Distribution of Operating Cash Flow," "Allocation of Profits, Losses and Deductions," "Distribution of Net Sales Proceeds" and "Compensation of General Partners and Their Affiliates" located on pages A-8 to A-13 of the Agreement, attached as Exhibit A to the Prospectus. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth in Item 10. Reference is also made to Note 2 of the Notes to the Consolidated Financial Statements filed with this annual report for a description of such distributions and allocations.

   The General Partners are entitled to receive Acquisition Fees for services rendered in connection with the selection, purchase, construction or development by the Partnership of any property whether designated as real estate commissions, acquisition fees, finders' fees, selection fees, development fees, non-recurring management fees, consulting fees, payments for covenants not to compete, guarantee fees, financing fees or any other similar fees or commissions, however treated for tax or accounting purposes. Such Acquisition Fees may not exceed such compensation as is customarily charged in arm's-length transactions by others rendering similar services as an ongoing public activity in the same geographic locale and for comparable properties. The aggregate Acquisition Fees to be paid to an affiliate of the General Partners shall not exceed: (a) the lesser of 5% of the gross proceeds of the Offering; or (b) such compensation as is customarily charged in arm's-length transactions by others rendering similar services as an ongoing public activity in the same geographic locale and for property comparable to the property to be purchased by the Partnership. To the extent Acquisition Fees paid to the General Partners, their Affiliates and third parties would cause the Partnership to invest less than 80% of the gross proceeds of the Offering in properties, the General Partners and their Affiliates will return those fees, so as to provide compliance with paragraph 1, Section M of the Agreement. No such amount was paid in 1995 as no acquisitions were consummated. Acquisition fees of $244,503 and $377,340 were paid in 1994 and 1993, respectively.

   The Partnership will pay an affiliated entity a non-accountable selling expense allowance in an amount equal to 2% of the gross proceeds of the Offering, a portion of which may be reallowed to participating dealers. No such amount was paid in 1995 or 1994 since the Offering period had closed. Non-accountable selling expense allowances of $96,917 were paid in 1993.

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

   An affiliate of the General Partners may provide leasing and re-leasing services to the Partnership in connection with the management of Partnership's properties. The property management fee payable to an affiliate of the General Partners shall not exceed the lesser of: (i) fees which are competitive for similar services in the geographical area where the properties are located; or (ii) 1% of the gross revenues of each Partnership property. Property management fees of $16,428, $14,996 and $6,770 were paid in 1995, 1994 and 1993, respectively.

   An affiliate of the General Partners or the General Partners will receive a real estate brokerage commission in connection with the disposition of Partnership properties. Such commission shall be in an amount equal to the lesser of: (i) 3% of the sale price of the property; or (ii) 50% of the real estate commission customarily charged for similar services in the locale of the property being sold; provided, however, that receipt by the General Partners or one of their affiliates of such commission shall be subordinated to receipt by the Limited Partners of their Current Preferred Return, as defined in the Agreement. No real estate sales commission was paid in 1993, 1994 or 1995.

   (c, d, e & f) Not applicable.

   (g) The Partnership has no employees and pays no employee or director compensation.

   (h, i)        Not applicable.

   (j)           Compensation Committee Interlocks and Insider
                 Participation. Since the Partnership has no employees, it did not have a compensation committee and is not responsible for the payment of any compensation.

   (k)           Not applicable.

   (l)           Not applicable.

   The following is a summary of all fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the years ended December 31, 1995, 1994 and 1993:

                                              1995       1994       1993
 Acquisition fees                            $    --   $244,503   $377,340
 Selling commissions                          16,155     15,060    178,905
 Management fees                              16,428     14,996      6,770
 Reimbursable operating expense               61,973     57,835         --
 Legal fees                                    4,885     46,955     54,910
 Non-accountable selling expenses                 --         --     96,917

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

   (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units.

   (b) None of the officers and directors of the Corporate General Partner of the Partnership purchased Units.

   (c) The Partnership is not aware of any arrangement, the operators of which may result in a change in control of the Partnership.

   No officer or director of the Corporate General Partner possesses a right to acquire beneficial ownership of Units. The General Partners of the Partnership will share in the profits, losses and distributions of the Partnership as outlined in Item 11, "Executive Compensation."

Item 13. Certain Relationships and Related Transactions.

   (a & b) The Partnership is entitled to engage in various transactions involving affiliates of the Corporate General Partner of the Partnership, as described under the captions "Compensation Table" and "Conflicts of Interest" at pages 14 to 17 and 17 to 20, respectively, of the Prospectus, as supplemented, and the section of the Agreement entitled "Rights, Duties and Obligations of General Partners" at pages A-15 to A-18 of the Agreement. The relationship of the Corporate General Partner to its affiliates is set forth in Item 10. Cezar M. Froelich is an individual general partner of the Partnership and is also a principal of the law firm of Shefsky Froelich & Devine Ltd., which firm acts as securities and real estate counsel to the Partnership and as counsel to the Corporate General Partner and certain of its affiliates.

   (c) No management persons are indebted to the Partnership.

   (d) There have been no significant transactions with promoters.

                                PART IV

Item 14. Exhibits, Consolidated Financial Statements and Schedules, and Reports on Form 8-K.

(a)    The following documents are filed as part of this report:

       (1) (2)   Consolidated Financial Statements and
                 Schedule indicated in Part II, Item 8 "Consolidated Financial Statements and Supplementary Data." See Index to Consolidated Financial Statements and Schedule on page F-1 of Form 10-K.

       (3)       Exhibits required by the Securities and Exchange
                 Commission Regulation S-K, Item 601.

      (21)       Subsidiary of the Registrant

      (27)       Financial Data Schedule

   The following exhibits are incorporated by reference from the Registrant's Registration Statement (File No. 33-42327) on Form S-11 filed under the Securities Act of 1933, as amended:

    Exhibit No.    Description

             3.(a) Restated Limited Partnership Agreement
             3.(b) Articles of Incorporation of Brauvin Realty
                   Advisors IV, Inc.
             3.(c) By-Laws of Brauvin Realty Advisors IV, Inc. 3.(d) Amendment to the Certificate of Limited
                   Partnership of the Partnership
            10.(a) Escrow Agreement

(b) No reports on Form 8-K were filed by the Partnership during the fourth quarter of 1995.

(c) An annual report for the fiscal year 1995 will be sent to the Limited Partners subsequent to this filing and the Partnership will furnish copies of such report to the Securities and Exchange Commission at that time.

  The following exhibits are incorporated by reference to the Registrant's fiscal year ending December 31, 1994 Form 10-K (File
No. 0-21536):

          Exhibit Description

     (10)(b)(1)   Management Agreement

     (28)         Pages 14-20, 63, 73 and 74 of the Partnership's
                  Prospectus dated December 12, 1991, as
                  supplemented, pages A-8 to A-13 and A-15 to A-18 of the Agreement.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                          BY:  Brauvin Realty Advisors IV, Inc.
                               Corporate General Partner

                          By:  /s/ Jerome J. Brault
                               Jerome J. Brault
                               Chairman of the Board of Directors,
                               President and Chief Executive
                               Officer


                          By:  /s/ James L. Brault
                               James L. Brault
                               Director, Executive Vice President
                               and Secretary


                          By:  /s/Thomas J. Coorsh
                               Thomas J. Coorsh
                               Chief Financial Officer and Treasurer


                        INDIVIDUAL GENERAL PARTNERS

                               /s/  Jerome J. Brault
                               Jerome J. Brault


                               /s/  Cezar M. Froelich
 DATED:  March 29, 1996        Cezar M. Froelich

                  BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                     (a Delaware limited partnership)

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                     Page

Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . F-2

Consolidated Financial Statements:

 Consolidated Balance Sheets, December 31, 1995 and 1994. . . . . . . F-3

 Consolidated Statements of Operations, for the years ended
  December 31, 1995, 1994 and 1993. . . . . . . . . . . . . . . . . . F-4

 Consolidated Statements of Partners' Capital, for the years ended
  December 31, 1995, 1994 and 1993  . . . . . . . . . . . . . . . . . F-5

 Consolidated Statements of Cash Flows, for the years ended
  December 31, 1995, 1994 and 1993  . . . . . . . . . . . . . . . . . F-6

 Notes to Consolidated Financial Statements . . . . . . . . . . . . . F-8

Schedule III - Real Estate and Accumulated Depreciation,
 December 31, 1995. . . . . . . . . . . . . . . . . . . . . . . . . .F-17


  All schedules provided for in Item 14(a)(2) of Form 10-K are either not required, not applicable or immaterial.

                      INDEPENDENT AUDITORS' REPORT

To the Partners
Brauvin Corporate Lease Program IV L.P.
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Brauvin Corporate Lease Program IV L.P. (a limited partnership) and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index to Consolidated Financial Statements and Schedule on page F-1. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brauvin Corporate Lease Program IV L.P. and its subsidiary at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
Chicago, Illinois
February 9, 1996

                   BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                     (a Delaware limited partnership)

                        CONSOLIDATED BALANCE SHEETS

                                                December 31,     December 31,
                                                    1995             1994
ASSETS

 Investment in real estate, at cost:
  Land                                           $ 4,315,540      $ 4,315,540
   Buildings and improvements                      9,993,090        9,993,090
                                                  14,308,630       14,308,630
   Less:  Accumulated depreciation                  (638,479)        (374,342)
   Net investment in real estate                  13,670,151       13,934,288

 Cash and cash equivalents                           711,167          569,244
 Tenant receivables                                       --           40,587
 Deferred rent receivable                            241,119          143,488
 Due from affiliates                                   7,627           14,130
 Prepaid offering costs                              175,983          179,223
 Organization costs (net of accumulated
   amortization: 1995-$22,000;1994-$16,000)            8,000           14,000
 Other assets                                         36,901              550
   Total Assets                                  $14,850,948      $14,895,510

  LIABILITIES AND PARTNERS' CAPITAL

  LIABILITIES:
   Accounts payable and accrued expenses         $    33,660      $   103,361
   Rent received in advance                           67,205           50,006
   Due to affiliates                                      --              802
   Total Liabilities                                 100,865          154,169

 MINORITY INTERESTS IN BRAUVIN
  GWINNETT COUNTY VENTURE                            711,056          726,640

 PARTNERS' CAPITAL:
   General Partners                                   10,794           10,794
   Limited Partners                               14,028,233       14,003,907
      Total Partners' Capital                     14,039,027       14,014,701

   Total Liabilities and Partners' Capital       $14,850,948      $14,895,510

       See accompanying notes to consolidated financial statements.

                  BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                     (a Delaware limited partnership)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
           For the years ended December 31, 1995, 1994 and 1993

                                             1995         1994       1993
INCOME:
 Rental (Note 4)                          $1,643,736   $1,571,077   $639,565
 Interest                                     31,777       37,754    124,814
 Other                                        22,938       13,865         --
  Total income                             1,698,451    1,622,696    764,379

EXPENSES:
 Acquisition fees not capitalized                 --       97,334    113,224
 General and administrative                  146,480      164,081     45,650
 Management fees (Note 3)                     16,428       14,996      6,770
 Amortization of organization costs            6,000        6,000      6,000
 Depreciation                                264,137      254,972    102,314
    Total expenses                           433,045      537,383    273,958

Income before minority interests in
 joint venture                             1,265,406    1,085,313    490,421

Minority interests' share in
 Brauvin Gwinnett County Venture's
 net(income) loss                            (61,896)     (55,032)     2,196

Net income                                $1,203,510   $1,030,281  $ 492,617

Net income allocated to the General
 Partners                                 $       --   $       --  $   9,852

Net income allocated to the Limited
 Partners                                 $1,203,510   $1,030,281  $ 482,765

Net income per Unit outstanding (a)       $     0.74   $     0.64  $    0.42

(a) Net income per Unit was based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.

       See accompanying notes to consolidated financial statements.

                  BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                       (a Delaware limited partnership)

               CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
            For the years ended December 31, 1995, 1994 and 1993

                                    General            Limited
                                    Partners          Partners*        Total

Balance, January 1, 1993                $942        $5,973,122    $5,974,064

Contributions                             --         9,299,798     9,299,798
Subscription receivables                  --           (78,500)      (78,500)
Selling commissions and
 other offering costs                     --        (1,115,998)   (1,115,998)
Net income                             9,852           482,765       492,617
Cash distributions                        --          (495,347)     (495,347)
Balance, December 31, 1993            10,794        14,065,840    14,076,634

Contributions, net                        --            92,094        92,094
Subscription receivables                  --            78,500        78,500
Selling commissions and
 other offering costs                     --           (18,072)      (18,072)
Net income                                --         1,030,281     1,030,281
Cash distributions                        --        (1,244,736)   (1,244,736)
Balance, December 31, 1994            10,794        14,003,907    14,014,701

Contributions, net                        --           136,937       136,937
Selling commissions and other
 offering costs                           --           (19,395)      (19,395)
Net income                                --         1,203,510     1,203,510
Cash distributions                        --        (1,296,726)   (1,296,726)
Balance, December 31, 1995           $10,794       $14,028,233   $14,039,027

* Total Units outstanding, including those raised through the Plan, at December 31, 1995, 1994 and 1993 were 1,631,872, 1,617,478 and 1,609,009, respectively. Cash distributions to Limited Partners per Unit were $0.80, $0.77 and $0.43 for the years ended December 31, 1995, 1994 and 1993, respectively. Cash distributions to Limited Partners per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the distribution reinvestment plan.

        See accompanying notes to consolidated financial statements.

                    BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                      (a Delaware limited partnership)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the years ended December 31, 1995, 1994 and 1993

                                                1995        1994       1993
Cash flow from operating activities:
Net income                                  $1,203,510 $1,030,281  $ 492,617
  Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization               270,137    260,972    108,314
   Acquisition fees not capitalized                 --     97,334    113,224
   Minority interests in Brauvin Gwinnett
   County Venture's net income (loss)           61,896     55,032     (2,196)
   Decrease (increase) in tenant receivable     40,587    (40,587)        --
   Increase in deferred rent receivable        (97,631)  (124,377)   (19,111)
   Decrease (increase) in due from affiliates    6,503     (9,601)    (3,578)
   (Increase) decrease in other assets         (36,351)    37,022     (8,034)
   (Decrease) increase in accounts payable
   and accrued expenses                        (69,701)   (62,809)    86,589
   Increase in rent received in advance         17,199     44,006      6,000
   (Decrease)increase in due to affiliates        (802)   (16,499)    17,301
  Net cash provided by operating activities  1,395,347  1,270,774    791,126

Cash flow from investing activities:
  Purchase of real estate                           -- (4,242,122)(7,869,777)
  Rescission of prior year purchase                 --        --   1,890,000
  Acquisition fees not capitalized                  --    (97,334)  (113,224)
  Cash distribution to minority interest
    in Brauvin Gwinnett County Venture         (77,480)   (71,521)        --
  Net cash used in investing activities        (77,480)(4,410,977)(6,093,001)

Cash flow from financing activities:
  Sale of Units, net of liquidations, selling
    commissions and other offering costs       120,782    155,534  8,290,900
  Organization costs and offering costs             --     (4,701)  (101,752)
  Cash distributions to Limited Partners    (1,296,726)(1,244,736)  (495,347)
  Net cash (used in) provided by financing
  activities                                (1,175,944)(1,093,903) 7,693,801
  Net increase (decrease) in cash and
  cash equivalents                             141,923 (4,234,106) 2,391,926
  Cash and cash equivalents at beginning
  of year                                      569,244  4,803,350  2,411,424
  Cash and cash equivalents at end of year  $  711,167 $  569,244 $4,803,350

Supplemental Notes to Statements of Cash Flows:

  Amounts due to affiliates of $112,857 at December 31, 1992 relating to the purchase of real estate were paid in 1993.


         See accompanying notes to consolidated financial statements

                 BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                   (a Delaware limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the years ended December 31, 1995, 1994 and 1993

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   ORGANIZATION

   Brauvin Corporate Lease Program IV L.P. (the "Partnership") is a Delaware limited partnership formed on August 7, 1991 for the purpose of acquiring debt-free ownership of existing, income-producing retail and other commercial properties predominantly all of which will be subject to "triple-net" leases. It is anticipated that these properties will be leased primarily to corporate lessees of national and regional retail businesses, service providers and other users consistent with "triple-net" lease properties. The leases will provide for a base minimum annual rent and increases in rent such as through participation in gross sales above a stated level, fixed increases on specific dates or indexation of rent to indices such as the Consumer Price Index. The General Partners of the Partnership are Brauvin Realty Advisors IV, Inc., Jerome J. Brault and Cezar M. Froelich. Brauvin Realty Advisors IV, Inc. is owned by Messrs. Brault (beneficially)(50%) and Froelich (50%). Brauvin Securities, Inc., an affiliate of the General Partners, is the selling agent of the Partnership.

   The Partnership filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which was declared effective on December 12, 1991. Per the terms of the Restated Limited Partnership Agreement of the Partnership (the "Agreement"), the minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on April 27, 1992. The Partnership's offering was anticipated to close on December 11, 1992 but the Partnership obtained an extension until December 11, 1993. A total of 1,600,831 Units were sold to the public through the offering at $10 per Unit ($16,008,310). Through December 31, 1995, 1994 and 1993, the Partnership has sold $16,402,428, $16,240,804 and $16,090,204 of Units, respectively. These totals include $394,118, $232,494 and $81,494 of Units, respectively, raised by Limited Partners who utilized their distributions of Operating Cash Flow to purchase additional Units through the Partnership's distribution
reinvestment plan (the "Plan").   Units valued at $83,706, $58,540 and
$184 have been purchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of December 31, 1995, 1994, and 1993, respectively. As of
December 31, 1995, the Plan participants own Units which approximate 2% of the total Units sold.

    The Partnership has acquired the land and buildings underlying a Steak n Shake restaurant, a Children's World Learning Center, two
Chuck E. Cheese's restaurants, a Mrs. Winner's Chicken and Biscuit restaurant, a House of Fabrics store, a Volume ShoeSource store, an East Side Mario's Restaurant, a Blockbuster Video Store, and a Walden Books Store. In addition, the Partnership has acquired a 70.2% equity interest in a joint venture with two entities affiliated with the Partnership. This venture owns the land and building underlying a CompUSA store.

    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Management's Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

    Investment in Real Estate

    The operating properties acquired by the Partnership are stated at cost including acquisition costs. Depreciation expense is computed on a straight-line basis over approximately 39 years.

    In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" (SFAS 121). In conjunction with the adoption of SFAS 121, the Partnership performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable. Accordingly, no impairment loss has been recorded in the accompanying financial statements.

    Organization and Offering Costs

    Organization costs represent costs incurred in connection with the organization and formation of the Partnership. Organization costs are amortized over a period of five years using the straight-line method. Offering costs represent costs incurred in selling Units, such as the printing of the Prospectus and marketing materials have been recorded as a reduction of Limited Partners' capital.

    The General Partners have guaranteed payment of any organization and offering costs that exceed 2% of the gross proceeds of the Partnership's offering. Prepaid offering costs represent amounts in excess of the defined percentages of the gross proceeds. Subsequently, gross proceeds are expected to increase due to the purchase of additional Units through the Plan and the prepaid offering costs will be transferred to offering costs and treated as a reduction in Partners' Capital.

    Cash and Cash Equivalents

    Cash and cash equivalents include all highly liquid debt instruments with an original maturity within three months from date of purchase.

    Estimated Fair Value of Financial Instruments

    Disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. However, considerable judgement is necessarily required in interpreting market data to develop estimates of fair value.

    The fair value estimates presented herein are based on information available to management as of December 31, 1995 and 1994, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

    The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; due from affiliates; accounts payable and accrued expenses; rent received in advance; and due to affiliates.

(2)  PARTNERSHIP AGREEMENT

   Distributions

   All Operating Cash Flow, as defined in the Partnership Agreement (the "Agreement"), during the period commencing with the date the Partnership accepts subscriptions for Units totaling $1,200,000 and terminating on the Termination Date, as defined in the Prospectus, shall be distributed to the Limited Partners on a quarterly basis. Distributions of Operating Cash Flow, if available, shall be made within 45 days following the end of each calendar quarter or are paid monthly within 15 days of the end of the month, depending upon the Limited Partner's preference, commencing with the first quarter following the Termination Date. Operating Cash Flow during such period shall be distributed as follows: (a) first, to the Limited Partners until the Limited Partners receive an amount equal to a 9% non-cumulative, non-compounded annual return on Adjusted Investment, as defined in the Agreement, commencing on the last day of the calendar quarter in which the Unit was purchased (the "Current Preferred Return"); and (b) thereafter, any remaining amounts will be distributed 98% to the Limited Partners (on a pro rata basis) and 2% to the General Partners.

   The net proceeds of a sale or refinancing of a Partnership property shall be distributed as follows:

     first, pro rata to the Limited Partners until each Limited
     Partner has received an amount equal to a 10% cumulative, non-compounded, annual return of Adjusted Investment (the "Cumulative Preferred Return");

     second, to the Limited Partners until each Limited Partner has received an amount equal to the amount of his Adjusted Investment, apportioned pro rata based on the amount of the Adjusted Investment; and thereafter, 95% to the Limited Partners (apportioned pro rata based on Units) and 5% to the General Partners.

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

   Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the years ended December 31, 1995, 1994 and 1993 were as follows:

                                             1995        1994        1993

 Acquisition fees                           $    --    $244,503    $377,340
 Selling commissions                         16,155      15,060     178,905
 Management fees                             16,428      14,996       6,770
 Reimbursable operating expense              61,973      57,835         ---
 Legal fees                                   4,885      46,955      54,910
 Non-accountable selling expenses                --         ---      96,917

(4)  LEASES

   The Partnership's rental income is principally obtained from tenants through rental payments provided under triple-net noncancelable operating leases. The leases provide for a base minimum annual rent and increases in rent such as through participation in gross sales above a stated level.

   The following is a schedule of noncancelable future minimum rental payments due to the Partnership under operating leases of Partnership properties as of December 31, 1995:

   Year Ending December 31:

       1996                  $1,520,387
       1997                   1,523,608
       1998                   1,549,402
       1999                   1,603,065
       2000                   1,618,158
       Thereafter            11,803,210
                            $19,617,830

   Additional rent based on percentages of tenant sales increases was $21,620 and $11,175 in 1995 and 1994, respectively.

                                                        SCHEDULE III
                                          BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                                              (a Delaware limited partnership)

                                          REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                     DECEMBER 31, 1995
                                                                          Gross Amount at Which Carried
                                           Initial Cost                        at  Close of Period
                                             Buildings       Cost of              Buildings
                                                and         Subsequent               and                Accumulated        Date
   Description    Encumbrances (c)   Land   Improvements   Improvements   Land  Improvements  Total(a)  Depreciation (b)  Acquired
Steak n' Shake           $0    $   427,872  $  618,525        $0    $  427,872  $  618,525 $ 1,046,397  $   64,348          5/92
Children's World
   Learning Center        0        123,962     325,827         0       123,962     325,827     449,789      43,926          8/92
Chuck E. Cheese's         0        224,335     976,601         0       224,335     976,601   1,200,936      64,679          4/93
Chuck E. Cheese's         0        153,722     864,307         0       153,722     864,307   1,018,029      73,083          4/93
Mrs. Winner's
  Chicken & Biscuit       0        278,340     363,983         0       278,340     363,983     642,323      26,819          5/93
House of Fabrics          0        344,393   1,167,573         0       344,393   1,167,573   1,511,966      72,475          7/93
Volume Shoesource Store   0        766,724     954,704         0       766,724     954,704   1,721,428      56,248          9/93
CompUSA Store             0        663,681   1,811,959         0       663,681   1,811,959   2,475,640      99,129         11/93
East Side Mario's         0        538,257     976,254         0       538,257     976,254   1,514,511      48,274          1/94
Blockbuster Video Store   0        248,168     708,162         0       248,168     708,162     956,330      32,782          2/94
Walden Books Store        0        546,086   1,225,195         0       546,086   1,225,195   1,771,281      56,716          2/94
                         $0     $4,315,540  $9,993,090        $0    $4,315,540  $9,993,090 $14,308,630    $638,479

<F1>
NOTES:
   (a)  The cost of this real estate is $14,308,630  for tax purposes (unaudited).  The buildings are depreciated over approximately 35 years using the straight line method.  The properties were constructed between 1969 and 1993.
   (b)  The following schedule summarizes the changes in the Partnership's real estate and accumulated depreciation balances:

    Real estate                                                     1995            1994             1993
     Balance at beginning of year                              $14,308,630    $10,066,508    $ 3,454,263
          Deductions - 1992 Purchase rescinded in 1993                  --             --     (1,958,077)
          Additions - land and buildings                                 0      4,242,122      8,570,322
          Balance at end of year                               $14,308,630    $14,308,630    $10,066,508

         Accumulated depreciation                                   1995           1994            1993
          Balance at beginning of year                         $   374,342    $   119,370    $    17,056
          Provision for depreciation                               264,137        254,972        102,314
          Balance at end of year                               $   638,479    $   374,342    $   119,370

<F2>
   (c) Encumbrances - Brauvin Corporate Lease Program L.P. IV did not borrow cash in order to purchase its properties.
       100% of the land and buildings were paid for with funds contributed by the Limited Partners.

                               EXHIBITS

                                  TO

                BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                        FORM 10-K ANNUAL REPORT
                          FOR THE YEAR ENDED
                           DECEMBER 31, 1995

                             EXHIBIT INDEX

                BRAUVIN CORPORATE LEASE PROGRAM IV L.P.

                               FORM 10-K

                 For the year ended December 31, 1995


Exhibit (21)       Subsidiary of the Registrant

Exhibit (27)       Financial Data Schedule

Exhibit 21


Name of Subsidiary                            State of Formation

Brauvin Gwinnett County Venture                    Illinois