Form 10-Q
period 1996-03-31
BRAUVIN CORPORATE LEASE PROGRAM IV L P
filed 1996-05-15
CIK 878657

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended     March 31, 1996

                                  or

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

                                 INDEX
                                                                  Page
PART I   Financial Information

Item 1.  Consolidated Financial Statements. . . . . . . . . . .     3

         Consolidated Balance Sheets at March 31, 1996
         and December 31, 1995. . . . . . . . . . . . . . . . .     4

         Consolidated Statements of Operations for the
         three months ended March 31, 1996 and 1995 . . . . . .     5

         Consolidated Statements of Partners' Capital for
         the periods January 1, 1995 to March 31, 1996. . . . .     6

         Consolidated Statements of Cash Flows for the
         three months ended March 31, 1996 and 1995 . . . . . .     7

         Notes to Consolidated Financial Statements . . . . . .     8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . . .     16

PART II  Other Information

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . .     19

Item 2.  Changes in Securities. . . . . . . . . . . . . . . . .     19

Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . .     19

Item 4.  Submissions of Matters to a Vote of Security Holders .     19

Item 5.  Other Information. . . . . . . . . . . . . . . . . . .     20

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .     20

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . .     21

                    PART I - FINANCIAL INFORMATION



ITEM 1.  Consolidated Financial Statements

     Except for the December 31, 1995 Consolidated Balance Sheet, the following Consolidated Balance Sheet as of March 31, 1996, Consolidated Statements of Operations for the three months ended March 31, 1996 and 1995, Consolidated Statements of Partners' Capital for the periods January 1, 1995 to March 31, 1996 and Consolidated Statements of Cash Flows for the three months ended March 31, 1996 and 1995 for Brauvin Corporate Lease Program IV L.P. (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1995 Annual Report on Form 10-K.

                  BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                     (a Delaware limited partnership)

                        CONSOLIDATED BALANCE SHEETS


                                            March 31,       December 31,
                                              1996             1995
ASSETS
Investment in real estate, at cost:
   Land                                   $ 4,315,540       $ 4,315,540
   Buildings and improvements               9,993,090         9,993,090
                                           14,308,630        14,308,630
   Less: accumulated depreciation            (704,513)         (638,479)
   Net investment in real estate           13,604,117        13,670,151

 Cash and cash equivalents                    698,052           711,167
 Tenant receivables                               259                --
 Deferred rent receivable                     271,344           241,119
 Due from affiliates                               --             7,627
 Prepaid offering costs                       175,163           175,983
 Organization costs (net of
   accumulated amortization of
   $23,500 and $22,000, respectively)           6,500             8,000
 Other assets                                  40,688            36,901
     Total Assets                         $14,796,123       $14,850,948

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Accounts payable and accrued
 expenses                                 $    39,688       $    33,660
Rent received in advance                       73,072            67,205
     Total Liabilities                        112,760           100,865

MINORITY INTERESTS IN BRAUVIN
  GWINNETT COUNTY VENTURE                     709,019           711,056

PARTNERS' CAPITAL:
 General Partners                              10,794            10,794
 Limited Partners                          13,963,550        14,028,233
     Total Partners' Capital               13,974,344        14,039,027

     Total Liabilities and
     Partners' Capital                    $14,796,123       $14,850,948



       See accompanying notes to consolidated financial statements.

                  BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                     (a Delaware limited partnership)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the Three Months Ended March 31,


                                                   1996              1995

INCOME:
 Rental                                          $388,593           $401,447
 Interest                                           8,272              4,757
 Other                                              1,578             13,193
    Total income                                  398,443            419,397

EXPENSES:
 General and administrative                        49,772             32,936
 Management fees (Note 3)                           3,645              4,370
 Amortization of organization costs                 1,500              1,500
 Depreciation                                      66,034             66,035
 Total expenses                                   120,951            104,841

 Income before minority interests
   in joint venture                               277,492            314,556

 Minority interests' share in Brauvin
   Gwinnett County Venture's net income           (15,843)           (14,687)

 Net income                                      $261,649           $299,869


 Net income allocated to the
   Limited Partners                              $261,649           $299,869

 Net income per Unit outstanding (a)             $   0.16           $   0.19


 (a) Net income per Unit was based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the distribution reinvestment plan (the "Plan").





       See accompanying notes to consolidated financial statements.

                    BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                       (a Delaware limited partnership)

                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
         For the periods from January 1, 1995 through March 31, 1996

                                      General         Limited
                                     Partners       Partners*       Total

Balance, January 1, 1995              $10,794     $14,003,907    $14,014,701

Contributions, net                         --         136,937        136,937
Selling commissions and other
 offering costs (Note 1)                   --         (19,395)       (19,395)
Net income                                 --       1,203,510      1,203,510
Cash distributions                         --      (1,296,726)    (1,296,726)

Balance, December 31, 1995             10,794      14,028,233     14,039,027

Contributions, net                         --           5,982          5,982
Selling commissions and other
 offering costs (Note 1)                   --          (4,917)        (4,917)
Net income                                 --         261,649        261,649
Cash distributions                         --        (327,397)      (327,397)

Balance, March 31, 1996               $10,794     $13,963,550    $13,974,344



  *Total Units sold, including those raised through the Plan, at March 31, 1996 and December 31, 1995 were 1,632,510 and 1,631,872, respectively. Cash distributions to Limited Partners per Unit were $0.20 and $0.80 for the three months ended March 31, 1996 and the year ended December 31, 1995, respectively. Cash distributions to Limited Partners per Unit are based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.









         See accompanying notes to consolidated financial statements.

                   BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                       (a Delaware limited partnership)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Three Months Ended March 31,

                                                    1996           1995

Cash flows from operating activities:
Net income                                        $261,649      $ 299,869
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                    67,534         67,535
   Minority interests in Brauvin Gwinnett
     County Venture's net income                    15,843         14,687
   (Increase) decrease in tenant receivable           (259)        10,494
   Increase in deferred rent receivable            (30,225)       (28,148)
   Decrease in due from affiliates                   7,627          7,299
   Increase in other assets                         (3,787)        (1,441)
   Increase in accounts payable and
     accrued expenses                                6,028         29,830
   Increase (decrease) in rent received in
   advance                                           5,867        (50,006)
   Increase in due to affiliates                        --          4,872
Net cash provided by operating activities          330,277        354,991

Cash flows from investing activities:
Cash distribution to minority interests
   in Brauvin Gwinnett County Venture              (17,880)       (23,840)
Cash used in investing activities                  (17,880)       (23,840)

Cash flows from financing activities:
Sale of Units, net of liquidations, selling
   commissions and other offering costs              1,885         20,658
Cash distributions to Limited Partners            (327,397)      (324,567)
Net cash used in financing activities             (325,512)      (303,909)

Net (decrease) increase in cash and
   cash equivalents                                (13,115)        27,242
Cash and cash equivalents at beginning
    of period                                      711,167        569,244
Cash and cash equivalents at end of period       $ 698,052      $ 596,486





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

     The Partnership filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which was declared effective on December 12, 1991. Per the terms of the Restated Limited Partnership Agreement of the Partnership (the "Agreement"), the minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on April 27, 1992. The Partnership's offering was anticipated to close on December 11, 1992 but the Partnership obtained an extension until December 11, 1993. A total of 1,600,831 Units were sold to the public through the offering at $10 per Unit ($16,008,310). Through March 31, 1996 and
December 31, 1995 the Partnership has sold $16,443,810 and $16,402,428 of Units, respectively. These totals include $435,100 and $394,118 of Units, respectively, raised by Limited Partners who utilized their distributions of Operating Cash Flow to purchase additional Units through the Partnership's distribution reinvestment
plan (the "Plan").   Units valued at $118,706 and $83,706 have been

                   BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                      (a Delaware limited partnership)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

purchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of March 31, 1996 and December 31, 1995, respectively. As of March 31, 1996, the Plan participants own Units which approximate 3% of the total Units sold.

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

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

    Organization and Offering Costs

    Organization costs represent costs incurred in connection with the organization and formation of the Partnership. Organization costs are amortized over a period of five years using the straight-

                   BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                      (a Delaware limited partnership)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

line method.  Offering costs represent costs incurred in selling
Units, such as the printing of the Prospectus and marketing materials have been recorded as a reduction of Limited Partners' capital.

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

    The fair value estimates presented herein are based on information available to management as of March 31, 1996 and December 31, 1995, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements

                BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                  (a Delaware limited partnership)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

since that date, and current estimates of fair value may differ significantly from amounts presented herein.

    The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; due from affiliates; accounts payable and accrued expenses; and rent received in advance.

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

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

       Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the three months ended March 31, 1996 and 1995 were as follows:

                                          1996         1995

Selling commissions                     $ 4,098      $ 4,016
Management fees                           3,645        4,370
Reimbursable operating expense           19,500       17,400
Legal fees                                  254        1,050

                    BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                       (a Delaware limited partnership)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

   The Partnership commenced an offering to the public on December 12, 1991 of 3,300,000 Units, 300,000 of which are available only through the Partnership's distribution reinvestment plan (the "Plan"). The offering was anticipated to close on December 11, 1992, but was extended until December 11, 1993 with the appropriate governmental approvals. None of the Units were subscribed and issued between December 12, 1991 and December 31, 1991, pursuant to the Partnership's public offering. The offering was conditioned upon the sale of $1,200,000, which was achieved on April 27, 1992. The Partnership raised a total of $16,008,710 through the initial offering and an additional $435,100 through the distribution reinvestment plan through March 31, 1996. As of March 31, 1996 Units valued at $118,706 have been purchased by the Partnership from Limited Partners liquidating their original investment and have been retired.

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

   The Partnership is fully invested in properties with the exception of funds raised through the Plan. These operating properties are expected to generate cash flow for the Partnership after deducting certain operating and general and administrative expenses from their rental income.

   In October 1994 House of Fabrics filed for protection under Chapter 11 of the United States Bankruptcy Code. At the time of the filing the tenant was over one month in arrears. From October 1994 until January 1996, House of Fabrics occupied the Joliet property and paid all rents and occupancy expenses on a timely basis.

                    BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                       (a Delaware limited partnership)

   In August 1995, House of Fabrics notified the Partnership that, under the provisions of the bankruptcy code, they had rejected the lease and indicated that they would vacate the property at the end of January 1996. House of Fabrics vacated the property on January 31, 1996. The Partnership has engaged a national brokerage firm to assist in re-leasing this property.

   Below is a table summarizing the historical data for distribution rates per annum:

Distribution
    Date             1996     1995    1994     1993    1992

February 15          8.00%    8.00%    6.50%   6.00%   --

May 15               7.50     8.00     7.00    6.00    3.68%

August 15                     8.00     8.00    5.00    7.00

November 15                   8.00    10.00    5.50    6.00


 Future increases in the Partnership's distributions will depend on increased sales at the Partnership's properties, resulting in additional percentage rent. Rental increases, to a lesser extent, may occur due to increases in receipts from certain leases based upon increases in the Consumer Price Index or scheduled increases of base rent.

Results of Operation - Three months Ended March 31, 1996 and 1995

 Results of operations for the three months ended March 31, 1996 reflected net income of $261,649 compared to net income of $299,869 for the three months ended March 31, 1996, a decrease of approximately $38,200.

 Total income was $398,443 in 1996 as compared to $419,397 in 1995, a decrease of approximately $21,000. The decrease in total income is due to 1996 rental income reflecting a month of operations of the House of Fabrics property, while 1995 reflects a full three month period.

                    BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                       (a Delaware limited partnership)

 Total expenses were $120,951 in 1996 as compared to $104,841 in 1995, an increase of approximately $16,100. The increase in expenses was due to an increase in general and administrative expense related to the Partnership hiring an independent real estate company to conduct property valuations.

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

 In response to the lawsuit, the seller made a counterclaim against Brauvin, Inc. with counts for slander of title, tortious interference with an advantageous business relationship, conspiracy and to quiet title. The seller has also sued a former employee of Brauvin, Inc. and the Partnership. The counterclaim is seeking damages in an amount in excess of $2,000,000, together with punitive damages. The Partnership filed a motion to dismiss as the Partnership believes the Florida court does not have jurisdiction over the Partnership. During 1994, the motion to dismiss was denied. The Partnership made attempts to settle but did not succeed. The Partnership intends to vigorously defend itself in this action. During the first quarter of 1996 there has been no change in the legal proceedings.

ITEM 2. Changes in Securities.

        None.

ITEM 3. Defaults Upon Senior Securities.

        None.

ITEM 4. Submission Of Matters To a Vote of Security Holders.

        None.

ITEM 5. Other Information.

        As previously reported, the Partnership has engaged a nationally known real estate firm to perform a valuation of the Partnership's properties. The stated unit value used for both liquidations and the purchase of new units through the dividend reinvestment program will change as a result of program will change as a result of this valuation. At the time of the distribution, the valuation had not been completed. Once the valuation has been completed, the new stated unit value will be communicated to all partners.

        The General Partners have determined that, for the current distribution, all investors, including those who had selected the dividend reinvestment option, will receive their distributions in the form of a check. When the unit valuation process has been completed and the new stated unit value communicated to all partners, each partner will be able to determine if they wish to enter or continue in the dividend reinvestment program.

        Similarly, the General Partners have determined that unit liquidations will be temporarily suspended until the valuation has been completed. At that time, pending liquidation requests will be processed according to the terms of the prospectus and liquidated at the then current stated unit value.

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


                     BY: Brauvin Realty Advisors IV, Inc.
                         Corporate General Partner of
                         Brauvin Corporate Lease Program IV L.P.



        BY:              /S/ Jerome J. Brault
                         Chairman of the Board of Directors,
                         President and Chief Executive Officer

        DATE: May 15, 1996



        BY:              /s/ Thomas J. Coorsh
                         Chief Financial Officer and Treasurer


        DATE: May 15, 1996