Form 10-Q
period 1996-06-30
BRAUVIN CORPORATE LEASE PROGRAM IV L P
filed 1996-08-14
CIK 878657

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended     June 30, 1996

                                  or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No    .
                      BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                   (a Delaware limited partnership)

                                 INDEX
                                                                     Page
PART I   Financial Information

Item 1.  Consolidated Financial Statements. . . . . . . . . . .          3

         Consolidated Balance Sheets at June 30, 1996
         and December 31, 1995. . . . . . . . . . . . . . . . .          4

         Consolidated Statements of Operations for the
         six months ended June 30, 1996 and 1995. . . . . . . .          5

         Consolidated Statements of Operations for the
         three months ended June 30, 1996 and 1995. . . . . . .          6

         Consolidated Statements of Partners' Capital for
         the periods January 1, 1995 to June 30, 1996 . . . . .          7

         Consolidated Statements of Cash Flows for the
         six months ended June 30, 1996 and 1995. . . . . . . .          8

         Notes to Consolidated Financial Statements . . . . . .          9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . . .         17

PART II  Other Information

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . .         20

Item 2.  Changes in Securities. . . . . . . . . . . . . . . . .         20

Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . .         21

Item 4.  Submissions of Matters to a Vote of Security Holders .         21

Item 5.  Other Information. . . . . . . . . . . . . . . . . . .         21

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .         21

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . .         22

                PART I - FINANCIAL INFORMATION



ITEM 1.  Consolidated Financial Statements

     Except for the December 31, 1995 Consolidated Balance Sheet, the following Consolidated Balance Sheet as of June 30, 1996, Consolidated Statements of Operations for the six months ended June 30, 1996 and 1995, Consolidated Statements of Operations for the three months ended June 30, 1996 and 1995, Consolidated Statements of Partners' Capital for the periods January 1, 1995 to June 30, 1996 and Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and 1995 for Brauvin Corporate Lease Program IV L.P. (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1995 Annual Report on Form 10-K.

                  BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                     (a Delaware limited partnership)

                        CONSOLIDATED BALANCE SHEETS


                                            June 30,       December 31,
                                              1996             1995
ASSETS
Investment in real estate, at cost:
   Land                                   $ 4,315,540       $ 4,315,540
   Buildings and improvements               9,993,090         9,993,090
                                           14,308,630        14,308,630
   Less: accumulated depreciation            (770,547)         (638,479)
   Net investment in real estate           13,538,083        13,670,151

 Cash and cash equivalents                    607,972           711,167
 Tenant receivables                               325                --
 Deferred rent receivable                     301,614           241,119
 Due from affiliates                               --             7,627
 Prepaid offering costs                       175,163           175,983
 Organization costs (net of
   accumulated amortization of
   $25,000 and $22,000, respectively)           5,000             8,000
 Other assets                                  40,867            36,901
     Total Assets                         $14,669,024       $14,850,948

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Accounts payable and accrued
 expenses                                 $    48,116        $   33,660
Rent received in advance                       27,050            67,205
     Total Liabilities                         75,166           100,865

MINORITY INTERESTS IN BRAUVIN
  GWINNETT COUNTY VENTURE                     706,170           711,056

PARTNERS' CAPITAL:
 General Partners                              10,794            10,794
 Limited Partners                          13,876,894        14,028,233
     Total Partners' Capital               13,887,688        14,039,027

     Total Liabilities and
     Partners' Capital                    $14,669,024       $14,850,948



       See accompanying notes to consolidated financial statements.

                   BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                     (a Delaware limited partnership)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the Six Months Ended June 30,


                                                 1996               1995

INCOME:
 Rental                                          $761,387          $ 810,681
 Interest                                          15,835             12,588
 Other                                              1,713              7,188
    Total income                                  778,935            830,457

EXPENSES:
 General and administrative                       125,630             67,280
 Management fees (Note 3)                           7,098              8,363
 Amortization of organization costs                 3,000              3,000
 Depreciation                                     132,068            132,068
    Total expenses                                267,796            210,711

 Income before minority interests
   in joint venture                               511,139            619,746

 Minority interests' share in Brauvin
   Gwinnett County Venture's net income           (30,874)           (30,061)

 Net income                                      $480,265           $589,685

 Net income allocated to the
   Limited Partners                              $480,265           $589,685

 Net income per Unit outstanding (a)             $   0.29           $   0.36


 (a)Net income per Unit was based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the distribution reinvestment plan (the "Plan").





       See accompanying notes to consolidated financial statements.

                    BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                       (a Delaware limited partnership)

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the Three Months Ended June 30,


                                                  1996               1995

INCOME:
 Rental                                          $372,794           $409,234
 Interest                                           7,563              7,831
 Other                                                135             (6,005)
    Total income                                  380,492            411,060

EXPENSES:
 General and administrative                        75,858             34,344
 Management fees (Note 3)                           3,453              3,993
 Amortization of organization costs                 1,500              1,500
 Depreciation                                      66,034             66,033
   Total expenses                                 146,845            105,870

 Income before minority interests
  in joint venture                                233,647            305,190
 Minority interests' share in Brauvin
  Gwinnett County Venture's net income            (15,031)           (15,374)

 Net income                                      $218,616           $289,816

 Net income allocated to the
  Limited Partners                               $218,616           $289,816

 Net income per Unit outstanding (a)             $   0.13           $   0.18


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

                    BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                       (a Delaware limited partnership)

                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
          For the periods from January 1, 1995 through June 30, 1996

                                      General         Limited
                                     Partners       Partners*       Total

Balance, January 1, 1995              $10,794     $14,003,907    $14,014,701

Contributions, net                         --         136,937        136,937
Selling commissions and other
 offering costs (Note 1)                   --         (19,395)       (19,395)
Net income                                 --       1,203,510      1,203,510
Cash distributions                         --      (1,296,726)    (1,296,726)

Balance, December 31, 1995             10,794      14,028,233     14,039,027

Contributions, net                         --           5,982          5,982
Selling commissions and other
 offering costs (Note 1)                   --          (4,917)        (4,917)
Net income                                 --         480,265        480,265
Cash distributions                         --        (632,669)      (632,669)

Balance, June 30, 1996                $10,794     $13,876,894    $13,887,688



  *Total Units sold, including those raised through the Plan, at June 30, 1996 and December 31, 1995 were 1,632,510 and 1,631,872, respectively. Cash distributions to Limited Partners per Unit were $0.39 and $0.80 for the six months ended June 30, 1996 and the year ended December 31, 1995, respectively. Cash distributions to Limited Partners per Unit are based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.









         See accompanying notes to consolidated financial statements.

                   BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                       (a Delaware limited partnership)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Six Months Ended June 30,

                                                  1996            1995

Cash flows from operating activities:
Net income                                       $ 480,265      $ 589,685
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                   135,068        135,069
   Minority interests in Brauvin Gwinnett
     County Venture's net income                    30,874         30,061
   (Increase) decrease in tenant receivable           (325)        20,379
   Increase in deferred rent receivable            (60,495)       (56,297)
   Decrease in prepaid offering costs                   --          1,601
   Decrease in due from affiliates                   7,627          7,241
   Increase in other assets                         (3,966)        (2,460)
   Increase in accounts payable and
     accrued expenses                               14,456         23,361
   Decrease in rent received in advance            (40,155)       (50,006)
   Increase in due to affiliates                        --            450
Net cash provided by operating activities          563,349        699,084

Cash flows from financing activities:
Sale of Units, net of liquidations, selling
   commissions and other offering costs              1,885         45,433
Cash distributions to Limited Partners            (632,669)      (650,865)
Cash distribution to minority interests
   in Brauvin Gwinnett County Venture              (35,760)       (40,230)
Net cash used in financing activities             (666,544)      (645,662)

Net (decrease) increase in cash and
   cash equivalents                               (103,195)        53,422
Cash and cash equivalents at beginning
    of period                                      711,167        569,244
Cash and cash equivalents at end of period        $607,972     $  622,666








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

     The Partnership filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which was declared effective on December 12, 1991. Per the terms of the Restated Limited Partnership Agreement of the Partnership (the "Agreement"), the minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on April 27, 1992. The Partnership's offering was anticipated to close on December 11, 1992 but the Partnership obtained an extension until December 11, 1993. A total of 1,600,831 Units were sold to the public through the offering at $10 per Unit ($16,008,310). Through June 30, 1996 and
December 31, 1995 the Partnership has sold $16,443,810 and $16,402,428 of Units, respectively. These totals include $435,100 and $394,118 of Units, respectively, raised by Limited Partners who utilized their distributions of Operating Cash Flow to purchase additional Units through the Partnership's distribution reinvestment
plan (the "Plan").   Units valued at $118,706 and $83,706 have been

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

purchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of June 30, 1996 and December 31, 1995, respectively. As of June 30, 1996, the Plan participants own Units which approximate 3% of the total Units sold.

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

    The fair value estimates presented herein are based on information available to management as of June 30, 1996 and December 31, 1995, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

    The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; due from affiliates; accounts payable and accrued expenses; and rent received in advance.

    Reclassifications

    Certain reclassifications have been made to the 1995 financial statements to conform to classifications adopted in 1996.


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

       Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the six months ended June 30, 1996 and 1995 were as follows:

                                         1996         1995

Selling commissions                     $ 4,098     $ 7,961
Management fees                           7,098       8,363
Reimbursable operating expense           39,000      34,800
Legal fees                                3,304       1,050

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

   The Partnership commenced an offering to the public on December 12, 1991 of 3,300,000 Units, 300,000 of which are available only through the Partnership's distribution reinvestment plan (the "Plan"). The offering was anticipated to close on December 11, 1992, but was extended until December 11, 1993 with the appropriate governmental approvals. None of the Units were subscribed and issued between December 12, 1991 and December 31, 1991, pursuant to the Partnership's public offering. The offering was conditioned upon the sale of $1,200,000, which was achieved on April 27, 1992. The Partnership raised a total of $16,008,710 through the initial offering and an additional $435,100 through the distribution reinvestment plan through June 30, 1996. As of June 30, 1996 Units valued at $118,706 have been purchased by the Partnership from Limited Partners liquidating their original investment and have been retired.

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

   Below is a table summarizing the historical data for distributions per Unit:

Distribution
    Date            1996     1995     1994    1993     1992

February 15         $.2000   $.2000  $.1625  $.1500       --

May 15               .1875    .2000   .1750   .1500   $.0920

August 15                     .2000   .2000   .1250    .1750

November 15                   .2000   .2500   .1375    .1500


        Future increases in the Partnership's distributions will depend on increased sales at the Partnership's properties, resulting in additional percentage rent. Rental increases, to a lesser extent, may occur due to increases in receipts from certain leases based upon increases in the Consumer Price Index or scheduled increases of base rent.

        The Partnership has entered into an Agreement for Purchase and Sale of Assets dated as of June 14, 1996 (the "Sale Agreement") with Brauvin Real Estate Funds L.L.C., a Delaware limited liability company (the "Purchaser"). Pursuant to the terms of the Sale Agreement, the Partnership proposes to sell substantially all of the Partnership's properties (the "Assets"). In connection with the Sale, the beneficial owners (the "Limited Partners") of the limited partnership interests of the Partnership (the "Units") will receive approximately $7.92 per Unit in cash (as hereinafter defined). If the Transaction is approved and certain conditions are met, the Partnership will be liquidated and dissolved (the "Liquidation") and those investors who entered into the Partnership as Class A Investors (those not in need of passive income) (the
"Class A Limited Partners") will receive a liquidating distribution of approximately $6.95 to $7.50 per Unit in cash based upon the time such Class A Limited Partners invested in the Partnership and Class B Investors (those who are tax-exempt or seeking passive income to offset passive losses) (the "Class B Limited Partners") will receive a liquidating distribution of approximately $8.44 to $8.73 per Unit. The affirmative vote of the Limited Partners holding a majority of the Units is necessary to approve the Merger.

        The Partnership is currently in the process of drafting a proxy statement, which will require prior review and comment by the Securities and Exchange Commission (the "Commission"), to solicit proxies for use at a special meeting of the Limited Partners (the "Special Meeting") to be held at the offices of the Partnership at a date in the near future. The purpose of the Special Meeting is to vote upon the Sale and certain other matters as described herein. The preliminary proxy materials of the Partnership have been filed with the Commission.

        By approving the Sale, the Limited Partners will also be approving an amendment of the Partnership Agreement of the Partnership, as amended (the "Partnership Agreement") allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Sale shall be referred to herein as the "Transaction"). The approval of the general partners of a partnership is not necessary to approve the Transaction. The Partnership Agreement does not provide the Limited Partners not voting in favor of the Transaction with dissenters' appraisal rights.

        The actual liquidating distribution will be based upon the cash proceeds from the Sale, plus all remaining cash of the Partnership (which will include earnings only through July 31, 1996), less the Partnership's actual costs incurred and accrued through the effective time of the Sale ("the Effective Time"), including reasonable reserves in connection with: (i) the proxy solicitation; (ii) the Sale (as detailed in the Acquisition
Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other outstanding Partnership liabilities.

        Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield"), the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets. Cushman & Wakefield was subsequently engaged to provide an opinion as to the fairness of the Transaction to the Limited Partners from a financial point of view. Cushman & Wakefield has preliminarily determined that the fair market value of the Assets of the Partnership is $12,489,100, which is approximately $7.65 per Unit. In addition, Cushman & Wakefield is finalizing its opinion as to the fairness of the Transaction to the Limited Partners from a financial point of view.

        The General Partners are Jerome J. Brault, the managing general partner of the Partnership (the "Managing General Partner"),
Brauvin Realty Advisors IV, Inc., the corporate general partner of the Partnership (the "Corporate General Partner") and Cezar M. Froelich. Mr. Froelich gave notice of his intent to resign as a General Partner of the Partnership on May 23, 1996. Pursuant to the terms of the Partnership Agreement, Mr. Froelich's resignation will become effective on the 90th day following notice to the Limited Partners. The General Partners will not receive any fees in connection with the Transaction and will receive only a de minimis liquidating distribution of less than $17,000 in the aggregate in accordance with the terms of the Partnership
Agreement.

        The Managing General Partner and his son, James L. Brault, an executive officer of the Corporate General Partner, will have a minority ownership interest in the Purchaser. Therefore, the Braults have an indirect economic interest in consummating the Transaction that is in conflict with the economic interests of the Limited Partners. Mr. Froelich has no affiliation with the Purchaser.

        The Transaction is one of a series of related transactions whereby the Purchaser seeks to acquire the Assets of the Partnership and the assets, through purchase or merger, of Brauvin High Yield Fund L.P., Brauvin High Yield Fund L.P. II and Brauvin Income Plus L.P. III, Delaware limited partnerships affiliated with the Partnership.


        The General Partners have temporarily suspended all distributions to Limited Partners and liquidations until there is a vote on the Transaction.

Results of Operation - Six Months Ended June 30, 1996 and 1995

        Results of operations for the six months ended June 30, 1996 reflected net income of $480,265 compared to net income of $589,685 for the six months ended June 30, 1995, a decrease of approximately $109,400. The decrease in net income is a result of an increase in general and administrative expense, which was a result of the Partnership hiring an independent real estate company to conduct property valuations, the Transaction professional fees paid and the expenses associated with the House of Fabrics vacancy.

        Total income was $778,935 in 1996 as compared to $830,457 in 1995, a decrease of approximately $51,500. The decrease in total income is due to 1996 rental income reflecting a month of operations of the House of Fabrics property, while 1995 reflects a full six month period.

        Total expenses were $267,796 in 1996 as compared to $210,711 in 1995, an increase of approximately $57,100. The increase in expenses is primarily the result of an increase in general and administrative expense due to the Partnership hiring an independent real estate company to conduct property valuations. General and administrative expense also increased in 1996 compared to 1995 as a result of legal and other professional fees paid as a result of the Transaction. Additionally, general and adminsitrative expenses increased as consequence of the vacancy at the House of Fabrics.

Results of Operation - Three Months Ended June 30, 1996 and 1995

        Results of operations for the three months ended June 30, 1996 reflected net income of $218,616 compared to net income of $289,816 for the three months ended June 30, 1995, a decrease of approximately $71,200. The decrease in net income is a result of an increase in general and administrative expense, which was a result of the Partnership hiring an independent real estate company to conduct property valuations, the Transaction professional fees paid and the expenses associated with the House of Fabrics vacancy.

        Total income was $380,492 in 1996 as compared to $411,060 in 1995, a decrease of approximately $30,600. The decrease in total income is due to 1996 rental income reflecting no rental income from the operations of the House of Fabrics property, while 1995 reflects a full three month period.

        Total expenses were $146,845 in 1996 as compared to $105,870 in 1995, an increase of approximately $41,000. The increase in expenses is primarily the result of an increase in general and administrative expense due to the Partnership hiring an independent real estate company to conduct property valuations. General and administrative expense also increased in 1996 compared to 1995 as a result of legal and other professional fees paid as a result of the Transaction. Additionally, general and adminsitrative expenses increased as consequence of the vacancy at the House of Fabrics.

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

                In response to the lawsuit, the seller made a counterclaim against Brauvin, Inc. with counts for slander of title, tortious interference with an advantageous business relationship, conspiracy and to quiet title. The seller has also sued a former employee of Brauvin, Inc. and the Partnership. The counterclaim is seeking damages in an amount in excess of $2,000,000, together with punitive damages. The Partnership filed a motion to dismiss as the Partnership believes the Florida court does not have jurisdiction over the Partnership. During 1994, the motion to dismiss was denied. The Partnership made attempts to settle but did not succeed. The Partnership intends to vigorously defend itself in this action. During the six months ended June 30, 1996 there has been no change in the legal proceedings.

ITEM 2. Changes in Securities.

           None.


ITEM 3. Defaults Upon Senior Securities.

           None.

ITEM 4. Submission Of Matters To a Vote of Security Holders.

           None.

ITEM 5. Other Information.

           None.


ITEM 6. Exhibits and Reports On Form 8-K.

           Exhibit 27.  Financial Data Schedule

           Form 8-K.    Notificaction to the partners of the resignation
                        of of Mr. Cezar M. Froelich as a General Partner of the Parntership and the resignation of Mr.
                        Thomas Coorsh as Treasurer and Chief Financial
                        Officer. This Form 8-K was dated May 23, 1996 and filed on June 21, 1996 and amended on July 24, 1996.

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


        BY:        Brauvin Realty Advisors IV, Inc.
                   Corporate General Partner of
                   Brauvin Corporate Lease Program IV L.P.



        BY:            /S/ Jerome J. Brault
                   Jerome J. Brault
                   Chairman of the Board of Directors,
                   President and Chief Executive Officer

        DATE:      August 14, 1996



        BY:            /s/ B. Allen Aynessazian
                   B. Allen Aynessazian
                   Chief Financial Officer and Treasurer


        DATE:      August 14, 1996