Form 10-K/A
period 1995-12-31
BRAUVIN CORPORATE LEASE PROGRAM IV L P
filed 1996-08-21
CIK 878657

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-K
                           AMENDMENT NO. 2

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

                           BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                           BY:  Brauvin Realty Advisors IV, Inc.
                                Corporate General Partner

                                By:  /s/ Jerome J. Brault
                                Jerome J. Brault
                                Chairman of the Board of Directors,
                                President and Chief Executive
                                Officer


                           By:  /s/ James L. Brault
                                James L. Brault
                                Executive Vice President
                                and Secretary


                           By:  /s/ B. Allen Aynessazian
                                B. Allen Aynessazian
                                Chief Financial Officer and
                                Treasurer


                         INDIVIDUAL GENERAL PARTNERS

                                /s/ Jerome J. Brault
                                    Jerome J. Brault


  DATED: August 20, 1996        Cezar M. Froelich

                BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                   (a Delaware limited partnership)

        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                  Page

Independent Auditors' Report. . . . . . . . . . . . . . . . . . . F-2

Consolidated Financial Statements:

      Consolidated Balance Sheets, December 31, 1995 and 1994 . . F-3

      Consolidated Statements of Operations, for the years ended
       December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . F-4

      Consolidated Statements of Partners' Capital, for the years ended
       December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . F-5

      Consolidated Statements of Cash Flows, for the years ended
       December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . F-6

      Notes to Consolidated Financial Statements. . . . . . . . . F-8

Schedule III - Real Estate and Accumulated Depreciation,
 December 31, 1995. . . . . . . . . . . . . . . . . . . . . . . . F-17


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

                    BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                      (a Delaware limited partnership)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the years ended December 31, 1995, 1994 and 1993

                                              1995        1994        1993
Cash flow from operating activities:
 Net income                                $1,203,510  $1,030,281  $ 492,617
 Adjustments to reconcile net
 income to net cash provided by
 operating activities:
  Depreciation and amortization               270,137     260,972    108,314
  Acquisition fees not capitalized                 --      97,334    113,224
  Minority interests in Brauvin Gwinnett
  County Venture's net income (loss)           61,896     55,032      (2,196)
  Decrease (increase) in tenant receivable     40,587    (40,587)         --
  Increase in deferred rent receivable        (97,631)  (124,377)    (19,111)
  Decrease (increase) in due from affiliates    6,503     (9,601)     (3,578)
  (Increase) decrease in other assets         (36,351)    37,022      (8,034)
  (Decrease) increase in accounts payable
  and accrued expenses                        (69,701)   (62,809)     86,589
  Increase in rent received in advance         17,199     44,006       6,000
  (Decrease)increase in due to affiliates        (802)   (16,499)     17,301
 Net cash provided by operating activities  1,395,347  1,270,774     791,126

Cash flow from investing activities:
 Purchase of real estate                           -- (4,242,122) (7,869,777)
 Rescission of prior year purchase                 --         --   1,890,000
 Acquisition fees not capitalized                  --    (97,334)   (113,224)
 Net cash used in investing activities             -- (4,339,456) (6,093,001)

Cash flow from financing activities:
 Sale of Units, net of liquidations, selling
   commissions and other offering costs       120,782    155,534   8,290,900
 Organization costs and offering costs             --     (4,701)   (101,752)
 Cash distributions to Limited Partners    (1,296,726)(1,244,736)   (495,347)
 Cash distribution to minority interest
    in Brauvin Gwinnett County Venture        (77,480)   (71,521)         --
 Net cash (used in) provided by financing
  activities                               (1,253,424)(1,165,424)  7,693,801
  Net increase (decrease) in cash and
  cash equivalents                            141,923 (4,234,106)  2,391,926
  Cash and cash equivalents at beginning
  of year                                     569,244  4,803,350   2,411,424
  Cash and cash equivalents at end of year $  711,167 $  569,244  $4,803,350

        See accompanying notes to consolidated financial statements.

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

   The following is a schedule of noncancelable future minimum rental payments due to the Partnership under operating leases of Partnership properties as of December 31, 1995:

Year Ending December 31:

       1996        $  1,382,887
       1997           1,373,608
       1998           1,391,902
       1999           1,443,065
       2000           1,458,158
       Thereafter    11,803,210
                   $ 18,852,830

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

                                                       SCHEDULE III
                                         BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                                             (a Delaware limited partnership)

                                         REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                    DECEMBER 31, 1995
                                                                                  Gross Amount at Which Carried
                                      Initial Cost                            at  Close of Period
                                          Buildings      Cost of                 Buildings
                 Encumbrances               and        Subsequent                   and                   Accumulated        Date
   Description       (c)        Land    Improvements  Improvements   Land     Improvements     Total(a)  Depreciation (b)  Acquired
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

<F1>
NOTES:
   (a)  The cost of this real estate is $14,308,630  for tax purposes (unaudited).  The buildings are depreciated over approximately 35 years using the straight line method.  The properties were constructed between 1969 and 1993.
   (b)  The following schedule summarizes the changes in the Partnership's real estate and accumulated depreciation balances:

    Real estate                                                   1995                      1994                    1993
     Balance at beginning of year                              $14,308,630              $10,066,508             $  3,454,263
          Deductions - 1992 Purchase rescinded in 1993                  --                       --               (1,958,077)
          Additions - land and buildings                                 0                4,242,122                8,570,322
          Balance at end of year                               $14,308,630              $14,308,630             $ 10,066,508

         Accumulated depreciation                                  1995                     1994                      1993
          Balance at beginning of year                         $     374,342            $     119,370           $       17,056
          Provision for depreciation                                 264,137                  254,972                  102,314
          Balance at end of year                               $     638,479            $     374,342           $      119,370

<F2>
   (c)  Encumbrances - Brauvin Corporate Lease Program L.P. IV did not borrow cash in order to purchase its properties.
        100% of the land and buildings were paid for with funds contributed by the Limited Partners.