Form 10-Q
period 1996-09-30
BRAUVIN CORPORATE LEASE PROGRAM IV L P
filed 1996-11-19
CIK 878657

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended     September 30, 1996

                                  or

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

                                 INDEX
                                                                      Page
PART I   Financial Information

Item 1.  Consolidated Financial Statements. . . . . . . . . . .          3

         Consolidated Balance Sheets at September 30, 1996
         and December 31, 1995. . . . . . . . . . . . . . . . .          4

         Consolidated Statements of Operations for the
         nine months ended September 30, 1996 and 1995. . . . .          5

         Consolidated Statements of Operations for the
         three months ended September 30, 1996 and 1995 . . . .          6

         Consolidated Statements of Partners' Capital for
         the periods January 1, 1995 to September 30, 1996. . .          7

         Consolidated Statements of Cash Flows for the
         nine months ended September 30, 1996 and 1995. . . . .          8

         Notes to Consolidated Financial Statements . . . . . .          9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . . .         18

PART II  Other Information

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . .         24

Item 2.  Changes in Securities. . . . . . . . . . . . . . . . .         28

Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . .         28

Item 4.  Submissions of Matters to a Vote of Security Holders .         28

Item 5.  Other Information. . . . . . . . . . . . . . . . . . .         28

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .         28

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . .         29

                   PART I - FINANCIAL INFORMATION



ITEM 1.  Consolidated Financial Statements

  Except for the December 31, 1995 Consolidated Balance Sheet, the following Consolidated Balance Sheet as of September 30, 1996, Consolidated Statements of Operations for the nine months ended September 30, 1996 and 1995, Consolidated Statements of Operations for the three months ended September 30, 1996 and 1995, Consolidated Statements of Partners' Capital for the periods January 1, 1995 to September 30, 1996 and Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and 1995 for Brauvin Corporate Lease Program IV L.P. (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1995 Annual Report on Form
10-K.

                  BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                     (a Delaware limited partnership)

                        CONSOLIDATED BALANCE SHEETS


                                        September 30,     December 31,
                                              1996             1995
ASSETS
Investment in real estate, at cost:
   Land                                   $ 4,315,540       $ 4,315,540
   Buildings and improvements               9,993,090         9,993,090
                                           14,308,630        14,308,630
   Less: accumulated depreciation            (836,581)         (638,479)
   Net investment in real estate           13,472,049        13,670,151

 Cash and cash equivalents                    848,761           711,167
 Tenant receivables                               325                --
 Deferred rent receivable                     331,839           241,119
 Due from affiliates                               --             7,627
 Prepaid offering costs                       175,163           175,983
 Organization costs (net of
   accumulated amortization of
   $26,500 and $22,000, respectively)           3,500             8,000
 Other assets                                  39,304            36,901
     Total Assets                         $14,870,941       $14,850,948

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Accounts payable and accrued
 expenses                                 $   132,150        $   33,660
Rent received in advance                       27,050            67,205
     Total Liabilities                        159,200           100,865

MINORITY INTERESTS IN BRAUVIN
  GWINNETT COUNTY VENTURE                     704,708           711,056

PARTNERS' CAPITAL:
 General Partners                              10,794            10,794
 Limited Partners                          13,996,239        14,028,233
     Total Partners' Capital               14,007,033        14,039,027

     Total Liabilities and
     Partners' Capital                    $14,870,941       $14,850,948



       See accompanying notes to consolidated financial statements.

                  BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                     (a Delaware limited partnership)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Nine Months Ended September 30,


                                                 1996               1995

INCOME:
 Rental                                        $1,146,715         $1,227,483
 Interest                                          24,625             19,873
 Other                                              7,121             38,623
    Total income                                1,178,461          1,285,979

EXPENSES:
 General and administrative                       137,217            161,655
 Transaction costs                                153,043                 --
 Property valuation fees                           28,203                 --
 Management fees (Note 3)                          10,494             12,489
 Amortization of organization costs                 4,500              4,500
 Depreciation                                     198,102            198,102
    Total expenses                                531,559            376,746

 Income before minority interests
   in joint venture                               646,902            909,233

 Minority interests' share in Brauvin
   Gwinnett County Venture's net income           (47,292)           (44,374)

 Net income                                     $ 599,610         $  864,859

 Net income allocated to the
   Limited Partners                             $ 599,610          $ 864,859

 Net income per Unit outstanding (a)           $     0.37          $    0.53


 (a)Net income per Unit was based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the distribution reinvestment plan (the "Plan").



       See accompanying notes to consolidated financial statements.

                   BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                       (a Delaware limited partnership)

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the Three Months Ended September 30,


                                                  1996               1995

INCOME:
 Rental                                          $385,328           $416,802
 Interest                                           8,790              7,285
 Other                                              5,408             31,435
    Total income                                  399,526            455,522

EXPENSES:
 General and administrative                        48,785             94,375
 Transaction costs                                142,845                 --
 Property valuation fees                            1,203                 --
 Management fees (Note 3)                           3,396              4,126
 Amortization of organization costs                 1,500              1,500
 Depreciation                                      66,034             66,034
    Total expenses                                263,763            166,035

 Income before minority interests
  in joint venture                                135,763            289,487
 Minority interests' share in Brauvin
  Gwinnett County Venture's net income            (16,418)           (14,313)

 Net income                                      $119,345           $275,174

 Net income allocated to the
  Limited Partners                               $119,345           $275,174

 Net income per Unit outstanding (a)             $   0.07           $   0.17


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

                    BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                       (a Delaware limited partnership)

                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
       For the periods from January 1, 1995 through September 30, 1996

                                      General         Limited
                                     Partners       Partners*       Total

Balance, January 1, 1995              $10,794     $14,003,907    $14,014,701

Contributions, net                         --         136,937        136,937
Selling commissions and other
 offering costs (Note 1)                   --         (19,395)       (19,395)
Net income                                 --       1,203,510      1,203,510
Cash distributions                         --      (1,296,726)    (1,296,726)

Balance, December 31, 1995             10,794      14,028,233     14,039,027

Contributions, net                         --           5,982          5,982
Selling commissions and other
 offering costs (Note 1)                   --          (4,917)        (4,917)
Net income                                 --         599,610        599,610
Cash distributions                         --        (632,669)      (632,669)

Balance, September 30, 1996           $10,794     $13,996,239    $14,007,033



  *Total Units sold, including those raised through the Plan, at September 30, 1996 and December 31, 1995 were 1,632,510 and 1,631,872, respectively. Cash distributions to Limited Partners per Unit were $0.39 and $0.80 for the nine months ended September 30, 1996 and the year ended December 31, 1995, respectively. Cash distributions to Limited Partners per Unit are based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.









         See accompanying notes to consolidated financial statements.

                   BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                       (a Delaware limited partnership)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Nine Months Ended September 30,

                                                  1996            1995

Cash flows from operating activities:
Net income                                       $ 599,610      $ 864,859
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                   202,602        202,602
   Minority interests in Brauvin Gwinnett
     County Venture's net income                    47,292         44,374
   (Increase) decrease in tenant receivable           (325)        18,234
   Increase in deferred rent receivable            (90,720)       (84,445)
   Decrease in due from affiliates                   7,627         14,130
   (Increase) decrease in other assets              (2,403)           550
   Increase (decrease) in accounts payable
     and accrued expenses                           98,490        (11,766)
   Decrease in rent received in advance            (40,155)       (50,006)
   Increase in due to affiliates                        --            470
Net cash provided by operating activities          822,018        999,002

Cash flows from financing activities:
Sale of Units, net of liquidations, selling
   commissions and other offering costs              1,885         83,478
Cash distributions to Limited Partners            (632,669)      (972,847)
Cash distribution to minority interests
   in Brauvin Gwinnett County Venture              (53,640)       (58,110)
Net cash used in financing activities             (684,424)      (947,479)

Net increase in cash and
   cash equivalents                                137,594         51,523
Cash and cash equivalents at beginning
    of period                                      711,167        569,244
Cash and cash equivalents at end of period        $848,761     $  620,767








         See accompanying notes to consolidated financial statements.

              BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                 (a Delaware limited partnership)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

     Brauvin Corporate Lease Program IV L.P. (the "Partnership") is a Delaware limited partnership formed on August 7, 1991 for the purpose of acquiring debt-free ownership of existing, income-producing retail and other commercial properties predominantly all of which will be subject to "triple-net" leases. It is anticipated that these properties will be leased primarily to corporate lessees of national and regional retail businesses, service providers and other users consistent with "triple-net" lease properties. The leases will provide for a base minimum annual rent and increases in rent such as through participation in gross sales above a stated level, fixed increases on specific dates or indexation of rent to indices such as the Consumer Price Index. The General Partners of the Partnership are Brauvin Realty Advisors IV, Inc. and Jerome J. Brault. Brauvin Realty Advisors IV, Inc. is owned by Mr. Brault (beneficially) and Mr. Cezar M. Froelich. Mr. Froelich resigned as an individual General Partner effective as of September 17, 1996. Brauvin Securities, Inc., an affiliate of the General Partners, is the selling agent of the Partnership.

     The Partnership filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which was declared effective on December 12, 1991. Per the terms of the Restated Limited Partnership Agreement of the Partnership (the "Agreement"), the minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on April 27, 1992. The Partnership's offering was anticipated to close on December 11, 1992 but the Partnership obtained an extension until December 11, 1993. A total of 1,600,831 Units were sold to the public through the offering at $10 per Unit ($16,008,310). Through September 30, 1996 and
December 31, 1995 the Partnership has sold $16,443,810 and $16,402,428 of Units, respectively. These totals include $435,100 and $394,118 of Units, respectively, raised by Limited Partners who utilized their distributions of Operating Cash Flow to purchase

              BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                 (a Delaware limited partnership)

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

additional Units through the Partnership's distribution reinvestment
plan (the "Plan").   Units valued at $118,706 and $83,706 have been
purchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of September 30, 1996 and December 31, 1995, respectively. As of September 30, 1996, the Plan participants own Units which approximate 3% of the total Units sold.

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

    The fair value estimates presented herein are based on information available to management as of September 30, 1996 and December 31, 1995, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would

              BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                 (a Delaware limited partnership)

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

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

       An affiliate of one of the shareholders of the Corporate General Partner provided securities and real estate counsel to the Partnership.

       Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the nine months ended
September 30, 1996 and 1995  were as follows:

                                         1996        1995

Selling commissions                     $ 4,098     $13,224
Management fees                          10,494      12,489
Reimbursable operating expense           70,852      52,200
Legal fees                                4,900       4,844
Acquisition fees                          1,821          --

              BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                 (a Delaware limited partnership)

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4) SUBSEQUENT EVENTS

     Investment in Joint Ventures

 On October 31, 1996, the Partnership purchased a 24% interest in a joint venture with affiliated real estate limited partnerships (the "Bay County Venture"). The Bay County Venture acquired the land and building underlying a 6,466 square foot Blockbuster Video Store located in Callaway, FL from an unaffiliated seller for approximately $1,015,000 plus closing costs and related fees.

 Vote of Limited Partners

 The Special Meeting of Limited Partners of the Partnership was held on Friday, November 8, 1996 at 10:30 a.m. At this Special Meeting, the Limited Partners holding a majority of the units of limited partnership interest in the Partnership approved the sale of substantially all of the assets of the Partnership to Brauvin Real Estate Funds L.L.C., a Delaware limited liability company (the "Purchaser")and the liquidation and dissolution of the Partnership. At the Special Meeting, Limited Partners approved the adoption of an amendment to the Partnership's Restated Limited Partnership Agreement, as amended, to allow the Partnership to sell or lease property to affiliates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

   The Partnership commenced an offering to the public on December 12, 1991 of 3,300,000 Units, 300,000 of which are available only through the Partnership's distribution reinvestment plan (the "Plan"). The offering was anticipated to close on December 11, 1992, but was extended until December 11, 1993 with the appropriate governmental approvals. None of the Units were subscribed and issued between December 12, 1991 and December 31, 1991, pursuant to the Partnership's public offering. The offering was conditioned upon the sale of $1,200,000, which was achieved on April 27, 1992. The Partnership raised a total of $16,008,710 through the initial offering and an additional $435,100 through the distribution reinvestment plan through September 30, 1996. As of September 30, 1996 Units valued at $118,706 have been purchased by the Partnership from Limited Partners liquidating their original investment and such Units have been retired.

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

   On October 31, 1996, the Partnership purchased a 24% interest in a joint venture with affiliated real estate limited partnerships (the "Bay County Venture"). The Bay County Venture acquired the land and building underlying a 6,466 square foot Blockbuster Video Store located in Callaway, FL from an unaffiliated seller for approximately $1,015,000 plus closing costs and related fees.

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

   Below is a table summarizing the historical data for distributions per Unit:

Distribution
    Date            1996     1995     1994    1993     1992

February 15         $.2000   $.2000  $.1625  $.1500       --

May 15               .1875    .2000   .1750   .1500   $.0920

August 15               --    .2000   .2000   .1250    .1750

November 15                   .2000   .2500   .1375    .1500


        Future increases in the Partnership's distributions will depend on increased sales at the Partnership's properties, resulting in additional percentage rent. Rental increases, to a lesser extent, may occur due to increases in receipts from certain leases based upon increases in the Consumer Price Index or scheduled increases of base rent.

        The Partnership has entered into an Agreement for Purchase and Sale of Assets dated as of June 14, 1996 (the "Sale Agreement") with Brauvin Real Estate Funds L.L.C., a Delaware limited liability company (the "Purchaser"). Pursuant to the terms of the Sale Agreement, the Partnership proposes to sell substantially all of the Partnership's properties (the "Assets"). In connection with the Sale, Limited Partners will receive approximately $7.92 per Unit in cash (as hereinafter defined). If certain conditions of the Transaction are met, the Partnership will be liquidated and dissolved (the "Liquidation") and those investors who entered into the Partnership as Class A Investors (those not in need of passive income) (the "Class A Limited Partners") will receive a liquidating distribution of approximately $6.95 to $7.50 per Unit in cash based upon the time such Class A Limited Partners invested in the Partnership and Class B Investors (those who are tax-exempt or seeking passive income to offset passive losses) (the "Class B
Limited Partners") will receive a liquidating distribution of approximately $8.44 to $8.73 per Unit. The affirmative vote of the Limited Partners holding a majority of the Units was necessary to approve the Sale.

        The Partnership drafted a proxy statement, which required prior review and comment by the Securities and Exchange Commission (the "Commission"), to solicit proxies for use at a special meeting of the Limited Partners (the "Special Meeting") originally to be held at the offices of the Partnership on September 24, 1996. As a result of various pending legal issues, the Special Meeting was adjourned to November 8, 1996 at 10:30 a.m. The purpose of the Special Meeting was to vote upon the Sale and certain other matters as described herein.

        The Special Meeting of Limited Partners of the Partnership was held on Friday, November 8, 1996 at 10:30 a.m. At this Special Meeting, the Limited Partners holding a majority of the units of limited partnership interest in the Partnership approved the sale of substantially all of the assets of the Partnership to the Purchaser and the liquidation and dissolution of the Partnership.
At the Special Meeting, Limited Partners approved the adoption of an amendment to the Partnership's Restated Limited Partnership Agreement, as amended, to allow the Partnership to sell or lease property to affiliates.

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

        Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield"), the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets. Cushman & Wakefield was subsequently engaged to provide an opinion as to the fairness of the Transaction to the Limited Partners from a financial point of view. Cushman & Wakefield determined that the fair market value of the Assets of the Partnership is $12,489,100, which is approximately $7.65 per Unit. In addition, Cushman & Wakefield advises that, in its opinion, the price per Unit reflected in the proposed Transaction is fair, from a financial point of view to the Limited Partners. Cushman & Wakefield's determination that a price is "fair" does not mean that the price is the highest price which might be obtained in the marketplace, but rather that based on the appraised values of the properties, the price reflected in the proposed transaction is believed by Cushman & Wakefield to be reasonable.

        The General Partners are Jerome J. Brault, the managing general partner of the Partnership (the "Managing General Partner")and
Brauvin Realty Advisors IV, Inc., the corporate general partner of the Partnership (the "Corporate General Partner"). Mr. Cezar M. Froelich gave notice of his intent to resign as a General Partner of the Partnership on May 23, 1996. Pursuant to the terms of the Partnership Agreement, Mr. Froelich's resignation became effective on September 17, 1996. The General Partners will not receive any fees in connection with the Transaction and will receive only a de minimis liquidating distribution of less than $17,000 in the aggregate in accordance with the terms of the Partnership
Agreement.

        The Managing General Partner and his son, James L. Brault, an executive officer of the Corporate General Partner, will have a minority ownership interest in the Purchaser. Therefore, the Braults have an indirect economic interest in consummating the Transaction that is in conflict with the economic interests of the Limited Partners. Mr. Froelich has no affiliation with the Purchaser.

        The Transaction is one of a series of related transactions whereby the Purchaser seeks to acquire the Assets of the Partnership and the assets, through merger, of Brauvin High Yield
Fund L.P., Brauvin High Yield Fund L.P. II and Brauvin Income Plus L.P. III, Delaware limited partnerships affiliated with the Partnership.

        The General Partners have temporarily suspended all distributions to Limited Partners and liquidations pending consumation of the Transaction.

Results of Operation - Nine Months Ended September 30, 1996 and
1995

        Results of operations for the nine months ended September 30, 1996 reflected net income of $599,610 compared to net income of $864,859 for the nine months ended September 30, 1995, a decrease of approximately $265,200. The decrease in net income is a result of an increase in Transaction costs and the Partnership hiring an independent real estate company to conduct property valuations.

        Total income was $1,178,461 in 1996 as compared to $1,285,979 in 1995, a decrease of approximately $107,500. The decrease in total income is due to 1996 rental income reflecting a month of operations of the House of Fabrics property, while 1995 reflects a full nine month period.

        Total expenses were $531,559 in 1996 as compared to $376,746 in 1995, an increase of approximately $154,800. The increase in expenses is primarily the result of an increase in Transaction costs paid or accrued for legal and other professional fees related to the Transaction. Total expenses also increased in 1996 as compared to 1995 as a result of the Partnership hiring an independent real estate company to conduct property valuations pursuant to the terms of the Prospectus.

Results of Operation - Three Months Ended September 30, 1996 and
1995

        Results of operations for the three months ended September 30, 1996 reflected net income of $119,345 compared to net income of $275,174 for the three months ended September 30, 1995, a decrease of approximately $155,800. The decrease in net income is a result of an increase in Transaction costs and the Parntership hiring an independent real estate company to conduct property valuations.

        Total income was $399,526 in 1996 as compared to $455,522 in 1995, a decrease of approximately $56,000. The decrease in total income is due to 1996 rental income reflecting no rental income from the operations of the House of Fabrics property, while 1995 reflects a full three month period.

        Total expenses were $263,763 in 1996 as compared to $166,035 in 1995, an increase of approximately $97,700. The increase in expenses is primarily the result of an increase in Transaction costs paid or accrued for legal and other professional fees related to the Transaction. Total expenses also increased in 1996 as compared to 1995 as a result of the Partnership hiring an independent real estate company to conduct property valuations.

                    PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

             Two legal actions, as hereinafter described, were recently filed against certain of the General Partners of the Partnership and affiliates of such General Partners, as well as, in one instance, against the Partnership on a nominal basis. Each of these actions was brought by limited partners of the partnership. The Partnership, and/or these certain General Partners and their affiliates deny all allegations set forth in the complaints and are vigorously defending against such claims.

               A. The Florida Lawsuit

               On September 17, 1996, a lawsuit was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, styled Rebecca Scialpi and Helen Friedlander v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., and Brauvin Realty Advisors IV, Inc., James L. Brault, and Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., High Yield Fund II, L.P., Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P., Docket No. 96012807. The Partnership, along with the other partnerships proposed to be party to a merger or sale with Brauvin Real Estate Funds, L.L.C., a Delaware limited liability company (the "Purchaser"), is named as a "Nominal Defendant" in a lawsuit. Jerome J. Brault, the Managing General Partner of the Partnership, and Brauvin Realty Advisors IV, Inc., the Corporate General Partner of the Partnership, as well as certain corporate general partners of the other partnerships affiliated with the Partnership (the "Affiliated Partnerships"), have been named as Defendants. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, is also named as a Defendant.

               Plaintiffs filed an amended complaint on October 8, 1996. The amended complaint alleges a purported class action consisting of claims for breach of fiduciary duties, fraud, breach of the Partnership Agreement, and civil racketeering. The amended complaint seeks injunctive relief, as well as compensatory and punitive damages, relating to the proposed transaction with the Purchaser. The Defendants have answered plaintiffs' amended complaint, and have denied each of the plaintiffs' allegations of wrongful conduct.

               On October 2, 1996, the plaintiffs in this action requested that the Circuit Court enjoin the Special Meetings of the Limited Partners and the proposed transactions with the Purchaser. This motion was denied by the Circuit Court on October 8, 1996, and the Florida appellate court denied plaintiffs' appeal of the Circuit Court's October 8, 1996 ruling.

               B. The Illinois Lawsuit

               On September 18, 1996, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois, styled M. Barbara Christman, Joseph Forte, Janet M. Toolson, John Archbold, and Ben O. Carroll v. Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., Jerome J. Brault; Brauvin Real Estate Funds, L.L.C., Docket No. 96C6025. The Partnership is not named as a Defendant in the lawsuit. Jerome J. Brault and the Corporate General Partners of the Partnership, as well as the corporate general partners of the other Affiliated Partnerships, are named as Defendants.

               The plaintiffs filed an amended complaint on October 8, 1996, which alleges claims for breach of fiduciary duties, breaches of the Partnership Agreement, and violation of the Illinois Deceptive Trade Practices Act, 815 ILCS 505 et seq. The amended complaint seeks injunctive relief, as well as compensatory and punitive damages, relating to the proposed transaction with the Purchaser.

               On September 20, 1996, the District Court entered an order postponing until October 9, 1996 the Special
          Meeting of the Limited Partners of the Partnership and of the other partnerships to vote on the proposed transactions with the Purchaser, which meetings had been scheduled for September 24, 1996.

               On October 2, 1996, the District Court certified plaintiffs' proposed class as all of the Limited Partners of the Partnership and of the Affiliated Partnerships, and appointed plaintiffs' counsel, The Mills Firm, as
          counsel for the class.   On October 2, 1996, the District
          Court also conducted a hearing on plaintiffs' motion to preliminarily enjoin the Special Meetings of the Limited Partners and the proposed transaction with the Purchaser. The District Court denied plaintiffs' motion for a preliminary injunction at the conclusion of the October 2, 1996 hearing.

               On September 27, 1996, counsel for plaintiffs, The
          Mills Firm, mailed a solicitation to all of the Limited Partners, requesting that they revoke their previously-mailed proxies in favor of the proposed transaction with the Purchaser. On September 30, 1996, Jerome J. Brault and the Corporate General Partner (collectively, the "Operating General Partners") moved the District Court to invalidate revocations of proxies procured by The Mills Firm's September 27, 1996 letter on the basis that The
          Mills Firm's September 27, 1996 letter was materially misleading in violation of the federal securities laws and SEC proxy rules.

               On October 11, 1996, the Operating General Partners of the Partnership filed a counterclaim against plaintiffs and their counsel, The Mills Firm, alleging that plaintiffs and The Mills Firm violated the federal securities laws and SEC proxy rules by sending their September 27, 1996 letter to the Limited Partners.

               On October 10 and 11, 1996, the District Court conducted an evidentiary hearing on the motion of the Operating General Partners to invalidate revocations of proxies procured as a result of The Mills Firm's September 27, 1996 letter. In that evidentiary hearing, The Mills Firm admitted that it violated the SEC proxy rules by sending its September 27, 1996 letter to the Limited Partners without filing such letter with the SEC in violation of SEC requirements. At the conclusion of the hearing on October 10 and 11, the District Court found that the Operating General Partners have a likelihood of succeeding on the merits with respect to their claim that the September 27, 1996 letter sent to the Limited Partners by plaintiffs and The Mills Firm is false or misleading in several significant respects.

               Notwithstanding this finding, the District Court did not invalidate the revocations of proxies resulting from The Mills Firm's September 27, 1996 letter because it did not believe it possessed the authority to do so under present law. This ruling has been appealed to the Seventh Circuit Court of Appeals. The Court of Appeals has granted the request of the Operating General Partenrs for an expedited hearing and the Court of Appeals has scheduled oral arguments for January 1997.

               On October 14, 1993, an affiliate of the Partnership, Brauvin, Inc., brought a lawsuit against an unaffiliatedseller due to the seller's alleged refusal to proceed under the terms of a purchase and sale agreement Brauvin, Inc. entered into to acquire three properties in Jacksonville, Florida. In this lawsuit, Brauvin, Inc.
          has sought specific performance of the purchase and sale agreement to require the unaffiliated seller to sell the subject properties to Brauvin, Inc. Brauvin, Inc. subsequently amended its complaint to add the tenant of the properties, Rally's, Inc., as an additional defendant seeking an unspecified amount of damages. Rally's, Inc. was added because of its activities which Brauvin, Inc. alleges have tortiously interfered with the business relations between Brauvin, Inc. and the seller.

               In response to the lawsuit, the seller made a counterclaim against Brauvin, Inc. with counts for slander of title, tortious interference with an advantageous business relationship, conspiracy and to quiet title. The sellerhas also sued a former employee of Brauvin, Inc. and the Partnership. The counterclaim is seeking damages in anamount in excess of $2,000,000, together with punitive damages. The Partnership filed a motion to dismiss as the Partnership believes the Florida court does not have jurisdiction over the Partnership. During 1994, the motion to dismiss was denied. The Partnership made attempts to settle but did not succeed. The Partnership intends to vigorously defend itself in this action. During the nine months ended September 30, 1996 there has been no change in the legal proceedings.

ITEM 2.     Changes in Securities.

            None.

ITEM 3.     Defaults Upon Senior Securities.

            None.

ITEM 4.     Submission Of Matters To a Vote of Security Holders.

            None.

ITEM 5.     Other Information.

            None.

ITEM 6.     Exhibits and Reports On Form 8-K.

            Exhibit 27.  Financial Data Schedule

            Form 8-K.    Item 5.  Notification of the partners of the
                         legal proceedings filed against the Partnership and certain general partners of the Partnership regarding the Transaction. This Form 8-K was dated September 17, 1996 and filed on September 23, 1996.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        BY:        Brauvin Realty Advisors IV, Inc.,
                   Corporate General Partner of
                   Brauvin Corporate Lease Program IV L.P.



        BY:            /s/ Jerome J. Brault
                           Jerome J. Brault
                           Chairman of the Board of Directors,
                           President and Chief Executive Officer

        DATE: November 18, 1996



        BY:            /s/ B. Allen Aynessazian
                           B. Allen Aynessazian
                           Chief Financial Officer and Treasurer


        DATE: November 18, 1996