Form 10-K
period 1996-12-31
BRAUVIN CORPORATE LEASE PROGRAM IV L P
filed 1997-04-14
CIK 878657

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the fiscal year ended     December 31, 1996
                                  or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and(2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate sales price of the limited partnership interests of the registrant (the "Units") to unaffiliated investors of the registrant during the initial offering period was $16,008,310. This does not reflect market value. This is the price at which the Units were sold to the public during the initial offering period. There is no current market for the Units nor have any Units been sold within the last 60 days prior to this filing except for Units sold to or by the registrant pursuant to the registrant's distribution reinvestment plan, as described in the prospectus of the registrant dated December 12, 1991 (the "Prospectus") as supplemented March 25, 1992 and June 17, 1993 and filed pursuant to Rule 424(b) and Rule 424(c) under the Securities Act of 1933, as amended.

Portions of the Prospectus are incorporated by reference into Parts II, III and IV of this Annual Report on Form 10-K.

              BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                   1996 FORM 10-K ANNUAL REPORT

                              INDEX

                              PART I
                                                          Page

Item 1. Business . . . . . . . . . . . . . . . . . . . . . .3

Item 2. Properties . . . . . . . . . . . . . . . . . . . . .6

Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . .13

Item 4. Submission of Matters to a Vote of Security
        Holders. . . . . . . . . . . . . . . . . . . . . . .17

                             PART II

Item 5. Market for the Registrant's Units and Related
        Security Holder Matters. . . . . . . . . . . . . . .18

Item 6. Selected Financial Data. . . . . . . . . . . . . . .20

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations. . . . . . . . .22

Item 8. Consolidated Financial Statements and
        Supplementary Data . . . . . . . . . . . . . . . . .30

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure . . . . . . . . 31

                            PART III

Item 10. Directors and Executive Officers of the
        Partnership. . . . . . . . . . . . . . . . . . . . .32

Item 11. Executive Compensation. . . . . . . . . . . . . . .34

Item 12. Security Ownership of Certain Beneficial Owners
        and Management . . . . . . . . . . . . . . . . . . .37

Item 13. Certain Relationships and Related Transactions. . .37

                             PART IV

Item 14. Exhibits, Consolidated Financial Statements and
        Schedules, and Reports on Form 8-K . . . . . . . . .38

Signatures . . . . . . . . . . . . . . . . . . . . . . . . .40

                             PART I
Item 1.     Business.

 Brauvin Corporate Lease Program IV L.P. (the "Partnership") is a Delaware limited partnership formed in August 1991 for the purpose of acquiring debt-free ownership of existing, income-producing retail and other commercial properties predominantly all of which will be subject to "triple-net" leases. It was anticipated at the time that the Partnership first offered its units (as defined below) that the properties would be leased primarily to corporate lessees of national and regional retail businesses, service providers and other users consistent with "triple net" lease properties. The leases would provide for a base minimum annual rent with periodic increases in rent as a result of: (i) fixed increases on specific dates; (ii) upward adjustments to indices, such as the Consumer Price Index, to which base rents are indexed; or (iii) participation in lessees' gross sales above a stated level. The Partnership had not sold any of its limited partnership interests (the "Units") as of December 31, 1991, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended, dated December 12, 1991 (the "Offering"). The Offering was conditioned upon the sale of $1,200,000 of Units, which was achieved on April 27, 1992. The Offering was anticipated to close on December 11, 1992 but the Partnership obtained an extension until December 11, 1993, with the appropriate
governmental approval.   A total of 1,600,831 Units were sold to
the public at $10 per Unit ($16,008,310) through December 11, 1993. An additional $435,100 of Units was sold through the Partnership's distribution reinvestment plan (the "Plan") as of December 31, 1996. As of December 31, 1996, $118,706 of Units sold through the Offering have been repurchased by the Partnership from investors liquidating their investment and retired. The investors in the Partnership (the "Limited Partners") share in the benefits of ownership of the Partnership's real property investments based on the number of Units owned by each Limited Partner compared to the total number of Units sold.

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

 During the early years of the Partnership, the Limited Partners received cash distributions in excess of their allocable share of the Partnership's income, and substantially in excess of their tax liability thereon, particularly the Class A Investors, due to the special allocation of depreciation deductions, although the Class A Investors will recognize more income from the ultimate sale of Partnership properties.

 Taxable income generated by property operations will likely be considered passive income for federal income tax purposes and, therefore, such income can be used to offset losses Limited Partners will receive from other passive investments, subject to certain limitations.

 It was originally contemplated that the Partnership would dispose of its properties approximately seven to nine years after their acquisition with a view towards liquidation of the Partnership within that period.

 In accordance therewith, the Partnership entered into an Agreement for Purchase and Sale of Assets dated as of June 14, 1996, as amended March 24, 1997 (the "Sale Agreement") with Brauvin Real Estate Funds L.L.C., a Delaware limited liability company affiliated with the General Partners of the Partnership (the "Purchaser"). Pursuant to the terms of the Sale Agreement, the Partnership proposes to sell substantially all of the Partnership's properties (the "Assets") for a purchase price of $12,489,100 in cash, which is $7.65 per Unit. If certain conditions of the Transaction are met, the Partnership will be liquidated and dissolved (the "Liquidation") and those investors who entered into the Partnership as Class A Investors (those not in need of passive income) (the "Class A Limited Partners") will receive a liquidating distribution of approximately $6.95 to $7.50 per Unit in cash based upon the time such Class A Limited Partners invested in the Partnership and Class B Investors (those who are tax-exempt or seeking passive income to offset passive losses) (the "Class B Limited Partners") will receive a liquidating distribution of approximately $8.44 to $8.73 per Unit.

 A special meeting of Limited Partners of the Partnership (the "Special Meeting") was held on Friday, November 8, 1996 at 10:30 a.m. At this Special Meeting, the Limited Partners holding a majority of the Units approved the Sale to the Purchaser and the Liquidation per the terms of the Partnership's proxy materials dated August 23, 1996, as amended (the "Proxy"). At the Special Meeting, Limited Partners also approved the adoption of an amendment to the Partnership's Restated Limited Partnership Agreement, as amended (the "Agreement"), to allow the Partnership to sell or lease property to affiliates. Further information regarding the Sale with the Purchaser is located in Items 3, 7 and 13 below.

 The terms of the transactions between the Partnership and affiliates of the General Partners are set forth in Item 13 below.

 The Agreement provides that the Partnership shall terminate
December 31, 2011, unless sooner terminated.

 The Partnership has no employees.

Market Conditions/Competition

 The Partnership has utilized its proceeds available for investment to acquire properties. Since the leases of certain of the Partnership's properties entitle the Partnership to participate in gross receipts of lessees above fixed minimum amounts, the success of the Partnership will depend in part on the ability of those lessees to compete with similar businesses in their respective vicinities.

 Although management of the Partnership anticipates that the Sale will be consummated by the end of the second quarter of 1997, should the Sale not be completed, the General Partners of the Partnership will have to determine whether to continue its operations or attempt to sell some or all of the properties. The Partnership has and continues to compete with many other entities engaged in real estate investment activities. It is not possible for the General Partners to determine at this time what actions they will take in connection with the continuation of the Partnership should the Sale not be completed. The General Partners will evaluate factors such as the economy, the lease terms, the financial strength of the existing tenants and the ability to locate potential purchasers.

Item 2.     Properties.

 The Partnership is a landlord only and does not participate in the operations of any of the properties discussed herein. All lease payments due to the Partnership are current. At December 31, 1996, all properties, except the House of Fabrics located in Joliet, Illinois, were 100% occupied. All properties were paid for in cash, without any financing. The General Partners believe that all properties are adequately insured.

 On October 31, 1996, the Partnership and three other affiliated public real estate limited partnerships formed a joint venture, Brauvin Bay County Venture, to purchase the land and building underlying a newly constructed Blockbuster Video store. The Partnership has a 24% equity interest in the Brauvin Bay County Venture.

 The following information is presented for the properties acquired by the Partnership whose cost basis exceeds 10% of the gross proceeds of the Offering.

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

 The Blockbuster Tenant leased the Blockbuster Property under a triple-net lease whereby the Blockbuster Tenant pays for all expenses related to the Blockbuster property including real estate taxes, insurance premiums, maintenance and repair costs. The Partnership is responsible for repairs to the roof and structure. The General Partners believe that the costs associated with these items will be immaterial during the lease term as the building was completed in November 1993 and the Partnership obtained a roof guarantee for the duration of the lease term. The Partnership may reserve a portion of the rent for possible repairs in the future.

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

 The Walden Books Tenant leased the Walden Books Property under a triple-net lease whereby the Walden Books Tenant pays for all expenses related to the Walden Books Property including real estate taxes, insurance premiums and maintenance and repair costs. The Partnership is responsible for repairs to the roof and structure. The General Partners believe costs associated with these items will be minimal during the lease term as the building is in good condition. The Partnership may reserve a portion of the rent for possible repairs in the future.

 The following is a summary of the real estate and improvements purchased by the Partnership:

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

 In October 1994, House of Fabrics filed for protection under Chapter 11 of the United States Bankruptcy Code. At the time of the filing the tenant was over one month in arrears. From October 1994 until January 1996, House of Fabrics occupied the Joliet property and paid all rents and occupancy expenses on a timely basis.

 In August 1995, House of Fabrics notified the Partnership that, under the provisions of the bankruptcy code, it had rejected the lease and indicated that it would vacate the property at the end of January 1996. House of Fabrics vacated the property on January 31, 1996. The Partnership has engaged a national brokerage firm to assist in re-leasing this property.

Volume ShoeSource:
Blaine, Washington

 The Volume ShoeSource store is located at 439 Peace Portal Drive. The building consists of 10,900 square feet situated on a .389 acre parcel and was fully renovated in 1992.

 During the fourth quarter of 1996, a provision for impairment of $356,400 was recorded to adjust the carrying value of the property to its estimated net realizable value. This provision has been recorded as a reduction of the property's cost, and allocated to the land and building based on the original acquisition percentages of approximately 45% (land) and 55% (building).

Joint Venture CompUSA:
Duluth, Georgia

 The CompUSA store is a 25,000 square foot single story building located on a 105,919 square foot parcel in Duluth, a suburb of Atlanta, in the Gwinnett Place Mall Shopping Area. The single story building was completed in March 1993.

 The Partnership purchased a 70.2% interest in a joint venture (the "Joint Venture") with affiliated public limited real estate partnerships that acquired the land and building underlying the CompUSA computer superstore. The seller undertook to expand the store by an additional 1,150 square feet pursuant to a lease amendment executed by the Tenant, as hereinafter defined. The store was completed in March 1993, and is leased to CompUSA, Inc. (the "Tenant"), a NYSE-listed company, for a minimum term of 15 years upon completion of the expansion space.

 During the fourth quarter of 1996, a provision for impairment of $197,000 was recorded to adjust the carrying value of the property to its estimated net realizable value. This allowance has been recorded as a reduction of the property's cost, and allocated to the land and building based on the original acquisition percentages of approximately 37% (land) and 63% (building).

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

 During the fourth quarter of 1996, a provision for impairment of $303,600 was recorded to adjust the carrying value of the property to its estimated net realizable value. This provision has been recorded as a reduction of the property's cost, and allocated to the land and building based on the original acquisition percentages of approximately 31% (land) and 69% (building).

Joint Venture Blockbuster:
Callaway, Florida

 The Partnership owns a 24.0% equity interest in a joint venture with affiliated public real estate limited partnerships that acquired the land and building underlying a Blockbuster Video store. The property is located at 123 N. Tydall Parkway on the major arterial in the Panama City, Florida area. The property contains a 6,466 square foot building located on a 40,075 square foot parcel of land.

 The following table summarizes the operations of the Partnership's properties:

                                        BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                                               SUMMARY OF OPERATING DATA
                                                   DECEMBER 31, 1996

                                                   PERCENT OF       1996     1996        LEASE
                                      PURCHASE      ORIGINAL      RENTAL    PERCENT    EXPIRATION        RENEWAL
        PROPERTIES                      PRICE      UNITS SOLD     INCOME    OF TOTAL    DATES             OPTIONS
1 STEAK N' SHAKE RESTAURANT         $   995,000       6.2%    $  125,233      8.8%      2010      2 TEN YEAR OPTIONS
1 CHILDREN'S WORLD LEARNING CENTER      425,000       2.7%        51,324      3.6%      2007      2 FIVE YEAR OPTIONS
2 CHUCK E. CHEESE'S RESTAURANTS       2,085,000      13.0%       288,862     20.4%      2005      2 FIVE YEAR OPTIONS
1 MRS. WINNER'S CHICKEN & BISCUIT       600,000       3.7%        95,168      6.7%      2013      2 FIVE YEAR OPTIONS
1 HOUSE OF FABRICS STORE              1,430,000       8.9%        (6,169)    (0.4%)     2008      2 FIVE YEAR OPTIONS
1 VOLUME SHOESOURCE STORE             1,627,822      10.2%       189,278     13.4%      2003      4 FIVE YEAR OPTIONS
1 BLOCKBUSTER VIDEO                     905,000       5.7%       113,447      8.0%      2003      2 FIVE YEAR OPTIONS
1 EAST SIDE MARIO'S                   1,435,000       9.0%       197,325     13.9%      2014      2 TEN YEAR OPTIONS
1 WALDEN BOOK CO. INC.                1,680,000      10.5%       175,698     12.4%      2009      NONE
70.2% OF 1 COMPUSA STORE              1,649,700      10.3%       183,182     12.9%      2008      4 FIVE YEAR OPTIONS
24.0% OF 1 BLOCKBUSTER VIDEO STORE      243,319       1.5%         4,440      0.3%      2006      3 FIVE YEAR OPTIONS
                                    $13,075,841      81.7%    $1,417,788    100.0%

<F1>
NOTE - THE FORMAT OF THIS SCHEDULE DIFFERS FROM THE INCOME STATEMENT OF THE PARTNERSHIP.
      THIS SCHEDULE ALLOCATES THE PARTNERSHIP'S SHARE OF PURCHASE PRICE AND RENTAL INCOME FROM EACH JOINT VENTURE.
      THE INCOME STATEMENT USES THE EQUITY METHOD OF ACCOUNTING FOR THE 24% INTEREST IN THE BLOCKBUSTER VIDEO STORE,
       THEREFORE, NO RENTAL INCOME IS RECORDED IN THE RENTAL INCOME ACCOUNTS FOR THE JOINT VENTURE. THE INCOME
      STATEMENT CONSOLIDATES THE COMPUSA STORE, THEREFORE RECORDING 100% OF THE COMPUSA STORES RENTAL INCOME.

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

Item 3. Legal Proceedings.

 Two legal actions, as hereinafter described, were filed against certain of the General Partners of the Partnership and affiliates of such General Partners, as well as, against the Partnership on a nominal basis in connection with the Sale. Each of these actions was brought by limited partners of the Partnership. The Partnership and the named General Partners and their affiliates deny all allegations set forth in the complaints and are vigorously defending against such claims.

  A. The Florida Lawsuit

  On September 17, 1996, a lawsuit was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, styled Rebecca Scialpi and Helen Friedlander v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., and Brauvin Realty Advisors IV, Inc., James L. Brault, and Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund II, L.P., Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P., Docket No. 96012807. The Partnership and the other affiliated partnerships named in this lawsuit (the "Affiliated Partnerships") that are proposed to be a party to a merger or sale with the Purchaser, are each named as a "Nominal Defendant" in this lawsuit. Jerome J. Brault, the Managing General Partner of the Partnership, and Brauvin Realty Advisors IV, Inc., the Corporate General Partner of the Partnership, as well as the corporate general partners of the Affiliated Partnerships have been named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, is also named as a defendant.

  Plaintiffs filed an amended complaint on October 8, 1996. The amended complaint alleges a purported class action consisting of claims for breach of fiduciary duties, fraud, breach of the Agreement, and civil racketeering. The amended complaint seeks injunctive relief, as well as compensatory and punitive damages, relating to the proposed transactions with the Purchaser. The defendants have answered plaintiffs' amended complaint, and have denied each of the plaintiffs' allegations of wrongful conduct.

  On October 2, 1996, the plaintiffs in this action requested that the Circuit Court enjoin the special meetings of the limited partners and the proposed transactions with the Purchaser. This motion was denied by the Circuit Court on October 8, 1996, and the Florida appellate court denied plaintiffs' appeal of the Circuit Court's October 8, 1996 ruling. There have been no material developments with respect to this lawsuit since October 8, 1996.

  B. The Illinois Lawsuit

  On September 18, 1996, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois, styled M. Barbara Christman, Joseph Forte, Janet M. Toolson, John Archbold, and Ben O. Carroll v. Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., Jerome J. Brault; Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund L.P. II, Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV L.P., Docket No. 96C6025. The Partnership and the other Affiliated Partnerships are each named as a "Nominal Defendant" in the lawsuit. Jerome J. Brault and the Corporate General Partner of the Partnership, as well as the corporate general partners of the Affiliated Partnerships, are named as defendants.

  The plaintiffs filed an amended complaint on October 8, 1996, which alleges claims for breach of fiduciary duties, breaches of the Agreement, and violation of the Illinois Deceptive Trade Practices Act, 815 ILCS 505 et seq. The amended complaint seeks injunctive relief, as well as compensatory and punitive damages, relating to the proposed transaction with the Purchaser.

  On October 2, 1996, the District Court certified plaintiffs' proposed class as all of the limited partners of the Partnership and of the Affiliated Partnerships, and appointed plaintiffs' counsel, The Mills Law Firm, as counsel for the class. On October 2, 1996, the District Court also conducted a hearing on plaintiffs' motion to preliminarily enjoin the special meetings of the limited partners and the proposed transactions with the Purchaser. The District Court denied plaintiffs' motion for a preliminary injunction at the conclusion of the October 2, 1996 hearing.

  On September 27, 1996, counsel for plaintiffs, The Mills Law Firm, mailed a solicitation to all of the Limited Partners, requesting that they revoke their previously-mailed proxies in favor of the Sale. On October 11, 1996, Jerome J. Brault and the Corporate General Partner (collectively, the "Operating General Partners") of the Partnership filed a counterclaim against plaintiffs and their counsel, The Mills Law Firm, alleging that plaintiffs and The Mills Law Firm violated the federal securities laws and proxy rules by sending their September 27, 1996 letter to the Limited Partners. The plaintiffs and The Mills Law Firm have moved to dismiss this counterclaim. The District Court has taken this motion under advisement and has yet to issue a ruling.

  On October 10 and 11, 1996, the District Court conducted an evidentiary hearing on the motion of the Operating General Partners to invalidate revocations of proxies procured as a result of The Mills Law Firm's September 27, 1996 letter. In that evidentiary hearing, The Mills Law Firm admitted that it violated the proxy rules by sending its September 27, 1996 letter to the Limited Partners without filing such letter with the Securities and Exchange Commission (the "Commission") in violation of the Commission's requirements. At the conclusion of the hearing on October 10 and 11, the District Court found that the Operating General Partners have a likelihood of succeeding on the merits with respect to their claim that the September 27, 1996 letter sent to the Limited Partners by plaintiffs and The Mills Law Firm is false or misleading in several significant respects.

  Notwithstanding this finding, the District Court did not invalidate the revocations of proxies resulting from The Mills Law Firm's September 27, 1996 letter because it did not believe it possessed the authority to do so under present law. This ruling has been appealed to the Seventh Circuit Court of Appeals. The Seventh Court of Appeals subsequently dismissed this appeal on the grounds that the appeal was rendered moot by the Limited Partners' approval on November 8, 1996 of the Sale.

  On October 16, 1996 and on November 6, 1996, the parties filed cross-motions for partial summary judgement addressing the allegation in plaintiffs' amended complaint that the Agreement does not allow the Limited Partners to vote in favor of or against the proposed transaction with the Purchaser by proxy. These cross-motions for partial summary judgement were taken under advisement by the District Court, and the District Court has yet to issue a ruling.

  On April 2, 1997, the Court granted plaintiffs' leave to again amend their complaint. In their second amended complaint, plaintiffs have named the Partnership as a "Nominal Defendant." Plaintiffs have also added a new claim, alleging that the Operating General Partners violated certain of the Commission rules (15 U.S.C. section 78n(a), 17 C.F.R. sections 240.14a-9, 140.14a-4) by making false and misleading statements in the Proxy. Plaintiffs also allege that the Operating General Partners breached their fiduciary duties, breached various provisions of the Agreement, violated the Illinois Deceptive Trade Practice Act, 815 ILCS 505 et seq., and violated section 17-305 of the Delaware Revised Uniform Limited Partnership Act. The Operating General Partners deny those allegations and will continue to vigorously defend against these claims.

  Pursuant to the Agreement and Delaware law, the Partnership will advance to the defendants their defense costs. The Corporate General Partner has agreed to repay the Partnership for the advances if it is ever determined that the parties were not entitled to receive the advances. No estimate can reasonably be made at this time of the costs of defense.
Item 4. Submission of Matters to a Vote of Security Holders.

  The Special Meeting of Limited Partners of the Partnership was held on Friday, November 8, 1996 at 10:30 a.m. At this Special Meeting, the Limited Partners holding a majority of the Units of approved the sale to the Purchaser and the liquidation and dissolution of the Partnership. At the Special Meeting, Limited Partners also approved the adoption of an amendment to the Agreement to allow the Partnership to sell or lease property to affiliates.

                             PART II

Item 5. Market for the Registrant's Units and Related Security
        Holder Matters.

  At December 31, 1996, there were 885 Limited Partners in the Partnership. There is no established public trading market for Units and it is not anticipated that there will be a public market for Units. Neither the General Partners nor the Partnership are obligated to redeem or repurchase Units, but the Partnership may, as described under the section of the Prospectus entitled "Unit Repurchase Program" on pages 73-74 of the Prospectus, purchase Units under certain very limited circumstances. However, there is no intent to redeem or purchaes Units pending the Sale.

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

  Cash distributions to Limited Partners for 1996, 1995 and 1994 were $632,669, $1,296,726 and $1,244,736, respectively. Prior to the commencement of the Partnership's proxy solicitation in August 1996, distributions of operating cash flow were paid four times per year, 45 days after the end of each calendar quarter or were paid monthly within 15 days of the end of the month, depending upon the Limited Partner's preference (see Item 7). The distributions were generated from a combination of property operations and interest income. No amount distributed in 1996 was a return of capital. Pursuant to the terms of the Sale Agreement, net income after August 1, 1996 accrues to the Purchaser and, therefore, the net income through July 31, 1996 will be distributed to the Limited Partners at the time of the closing of the Sale. Since the net income of the Partnership after August 1, 1996 accrues to the Purchaser, no distributions of net income were paid to the Limited Partners for the two months of August and September 1996 and the quarter ended December 31, 1996. As a result of the delays in closing the Sale, the Purchaser has agreed to allow distributions of net income accruing from and after January 1, 1997 until the Sale is consummated. See Item 7.

Item 6. Selected Financial Data.

             BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                 (a Delaware limited partnership)
          (not covered by Independent Auditors' Report)

                                 Year Ended   Year Ended    Year Ended
                                December 31,  December 31,  December 31,
                                   1996           1995          1994

Selected Income Statement Data:

Rental Income                 $1,491,109       $1,643,736    $ 1,571,077

Interest Income                   33,608           31,777         37,754

Net (Loss) Income                (97,221)       1,203,510      1,030,281

Net (Loss) Income Per Unit (a)$    (0.06)      $     0.74    $      0.64

Selected Balance Sheet Data:

Cash and Cash Equivalents     $   753,655      $  711,167    $   569,244

Land, Buildings and
 Improvements                  13,451,630      14,308,630     14,308,630

Total Assets                   14,109,844      14,850,948     14,895,510

Cash Distributions to Limited
  Partners                        632,669       1,296,726      1,244,736

Cash Distributions to Limited
 Partners Per Unit (a)        $      0.39       $    0.80    $      0.77

(a) Net (loss) income per Unit and cash distributions per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.

     The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

             BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                 (a Delaware limited partnership)
           (not covered by Independent Auditors' Report)

                                 Year Ended                Year Ended
                                December 31,               December 31,
                                    1993                       1992
Selected Income Statement Data:

Rental Income                  $   639,565                 $   96,859

Interest Income                    124,814                     50,333

Net Income                         492,617                     47,090

Net Income Per Unit (a)        $      0.42                 $     0.14

Selected Balance Sheet Data:

Cash and Cash Equivalents      $ 4,803,350                 $2,411,424

Land, Buildings and
 Improvements                   10,066,508                  3,454,263

Total Assets                    15,009,234                  6,166,502

Cash Distributions to Limited
  Partners                         495,347                     75,484

Cash Distributions to Limited
 Partners Per Unit (a)         $      0.43                  $    0.22

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

   Certain statements in this Annual Report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found in this section and in the section entitled "Business." Without limiting the foregoing, words such as "anticipates," "expects," "intends," "plans," and similar expressions are intended to indentify forward-looking statements. These statements are subject to a number of risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. The Partnership undertakes no obligation to update these forward-looking statements to reflect future events or circumstances.

Liquidity and Capital Resources

  The Partnership commenced an offering to the public on December 12, 1991 of 3,300,000 Units, 300,000 of which were available only through the Plan. The Offering was anticipated to close on December 11, 1992, but was extended until December 11, 1993 with the appropriate governmental approvals. None of the Units were subscribed and issued between December 12, 1991 and December 31, 1991, pursuant to the Offering. The Offering was conditioned upon the sale of $1,200,000, which was achieved on April 27, 1992.

  Prior to the commencement of the Partnership's proxy solicitation, the Partnership raised a total of $16,008,310 through the Offering and an additional $435,100 through the Plan through December 31, 1996. As of December 31, 1996, Units valued at
$118,706 have been repurchased by the Partnership from Limited
Partners liquidating their original investment and have been retired.

  The Partnership purchased the land and buildings underlying a Steak n Shake restaurant and a Children's World Learning Center in 1992. In 1993, the Partnership purchased the land and buildings underlying two Chuck E. Cheese's restaurants, a Mrs. Winner's Chicken & Biscuit restaurant, a House of Fabrics store, and a Volume ShoeSource. Additionally in 1993, the Partnership acquired a 70.2% equity interest in a joint venture with affiliated public real estate limited partnerships that acquired the land and building underlying a CompUSA computer superstore. The Partnership acquired the land and buildings underlying an East Side Mario's restaurant, a Blockbuster Video store and a Waldens Books Store in 1994. In 1996, the Partnerhsip acquired a 24% equity interest in a joint venture with affiliated public real estate limited partnerships that acquired the land and building underlying a Blockbuster Video store.

  The following is additional information regarding the Partnerhsip acquisitions during the last three years:

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

  The Blockbuster Tenant leased the Blockbuster Property under a triple-net lease whereby the Blockbuster Tenant pays for all expenses related to the Blockbuster property including real estate taxes, insurance premiums, maintenance and repair costs. The Partnership is responsible for repairs to the roof and structure. The General Partners believe that that the costs associated with these items will be immaterial during the lease term as the building was completed in November 1993 and the Partnership obtained a roof guarantee for the duration of the lease term. The Partnership may reserve a portion of the rent for possible repairs in the future.

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

  The Walden Books Tenant leased the Walden Books Property under a triple-net lease whereby the Walden Books Tenant pays for all expenses related to the Walden Books Property including real estate taxes, insurance premiums and maintenance and repair costs. The Partnership is responsible for repairs to the roof and structure. The General Partners believe that the costs assciated with these items will be minimal during the lease term as the building is in good condition. The Partnership may reserve a portion of the rent for possible repairs in the future.

  On October 31, 1996, the Partnership purchased a 24% equity interest in a joint venture with affiliated public real estate limited partnerships, the Brauvin Bay County Venture. The Bay County Venture purchased real property upon which is operated a newly constructed Blockbuster Video store. The property contains 6,466 square foot building located on a 40,075 square foot parcel of land.

  During the fourth quarter of 1996, the Partnership recorded a provision for impairment of $660,000 to adjust the carrying value of the real estate for the Volume ShoeSource ($356,400) and the Walden Books Store ($303,600) to its estimated realizable value. These provisions have been recorded as reductions of each property's cost, and allocated to the land and building based on the original acquisition percentages for each property.

  During the fourth quarter of 1996, a provision for impairment of $197,000 was recorded to adjust the carrying value of the investment in real estate of the CompUSA property to its estimated net realizable value. This provision has been recorded as a reduction of the property's cost, and allocated to the land and building based on the original acquisition percentages of approximately 37% (land) and 63% (building).

  Below is a table summarizing the historical data for distribution rates per unit:

 Distribution
     Date        1997     1996     1995        1994

February 15              $.2000    $.2000     $.1625

May 15                    .1875     .2000      .1750

August 15                    --     .2000      .2000

November 15                  --     .2000      .2500

  Should the Sale not occur, future increases in the Partnership's distributions will depend on increased sales at the Partnership's properties, resulting in additional percentage rent. Rental increases, to a lesser extent, may occur due to increases in receipts from certain leases based upon increases in the Consumer Price Index or scheduled increases of base rent.

  Pursuant to the terms of the Sale Agreement, the Partnership proposes to sell substantially all of the Partnership's properties for a purchase price of $12,489,100 in cash which is approximately $7.65 per Unit. If certain conditions of the Transaction are met, the Partnership will be liquidated and the Class A Limited Partners will receive a liquidating distribution of approximately $6.95 to $7.50 per Unit in cash based upon the time such Class A Limited Partners invested in the Partnership and Class B Limited Partners will receive a liquidating distribution of approximately $8.44 to $8.73 per Unit. The Limited Partners holding a majority of the Units approved the Sale on November 8, 1996.

  The Partnership drafted a proxy statement, which required prior review and comment by the Commission, to solicit proxies for use at the Special Meeting originally to be held at the offices of the Partnership on September 24, 1996. As a result of various pending legal issues, as described in Item 3, the Special Meeting was adjourned to November 8, 1996 at 10:30 a.m. The purpose of the Special Meeting was to vote upon the Sale and certain other matters as described in the Proxy.

  At the Special Meeting, Limited Partners were also asked to approve the adoption of an amendment to the Agreement, to allow the Partnership to sell or lease property to affiliates. Neither the Delaware Revised Limited Partnership Act nor the Agreement provide Limited Partners not voting in favor of the Transaction with dissenters' appraisal rights.

  The sale price to be paid to the Limited Partners in connection with the Sale is based on the fair market value of the properties of the Partnership (the "Assets"). Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield"), an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. Cushman & Wakefield determined the fair market value of the Assets to be $12,489,100, or $7.65 per Unit. The liquidating distribution includes all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time of filing of the certificate of dissolution, including reasonable reserves in connection with: (i) the proxy solicitation; (ii) the Sale (as detailed in the Sale Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other outstanding Partnership liabilities.

  Cushman & Wakefield subsequently provided an opinion as to the fairness of the Transaction to the Limited Partners from a financial point of view. In its opinion, Cushman & Wakefield advises that the price per Unit reflected in the proposed Transaction is fair from a financial point of view to the Limited Partners. Cushman & Wakefield's determination that a price is "fair" does not mean that the price is the highest price which might be obtained in the marketplace, but rather that based on the appraised values of the properties, the price reflected in the proposed transaction is believed by Cushman & Wakefield to be reasonable.

  The General Partners are Mr. Jerome J. Brault, the Managing General Partner of the Partnership, and Brauvin Realty Advisors IV, Inc., the Corprate General Partner of the Partnership. Mr. Cezar M. Froelich resigned his position as an Individual General Partner of the Partnership effective as of September 17, 1996. The General Partners will not receive any fees in connection with the Transaction and will receive only a de minimis liquidating distribution of less than $17,000 in the aggregate in accordance with the terms of the Agreement.

  The Managing General Partner and his son, James L. Brault, an executive officer of the Corporate General Partner, will have a minority ownership interest in the Purchaser. Therefore, the Messrs. Brault have an indirect economic interest in consummating the Transaction that is in conflict with the economic interests of the Limited Partners. Mr. Froelich has no affiliation with the Purchaser.

  Although the Special Meeting was held and the necessary approvals received, the Sale has not been completed primarily due to the lawsuits that are still pending. The Operating General Partners believe that these lawsuits are without merit and, therefore, continue to vigorously defend against them. The Purchaser is aware of these lawsuits and is nonetheless willing to proceed with the Sale, subject to the satisfaction of its due diligence as outlined below.

  Following receipt of Limited Partner approval, representatives of the Purchaser commenced in earnest the finalization of the Purchaser's financing and its due diligence review of the assets of the Partnership and those of the Affiliated Partnerships. The due diligence process has revealed certain concerns relating to potential environmental problems at some of the properties of the Affiliated Partnerships. The due diligence review has also raised questions regarding the interpretation of certain terms in the leases governing some of the Affiliated Partnerships' properties.
A very significant tenant of the Affiliated Partnerships is interpreting certain purchase options contained in its leases in a way that would cause the value of the properties leased by such tenant to be significantly below the current appraised value. Members of management of the Partnership and the Affiliated Partnerships have been working diligently with tne Purchaser to assess these risks and to resolve them in a way that will allow the Sale and the related transactions to be consummated without any changes to the terms or the sale price.

  In accordance with the terms of the Sale Agreement, the Operating General Partners suspended all distributions to Limited Partners, however, as a result of the unforeseen delays brought about by the litigation and the due diligence issues highlighted above, the Operating General Partners felt it was appropriate that an earnings distribution be made to the Limited Partners. Although the terms of the Sale Agreement entered into by the Partnership and the Purchaser provides that the assets being acquired by the Purchaser in connection with the Sale include all earnings of the Partnership from and after August 1, 1996, the Purchaser has agreed to allow the Partnership to make distributions to the Limited Partners of net earnings for the period from and after January 1, 1997 until the Sale is consummated. In exchange, the Partnership has agreed to extend the termination date of the Sale Agreement to June 30, 1997 to allow the Purchaser time to complete its due diligence. Notwithstanding the extension of the termination date, the Partnership and the Purchaser continue to work through the due diligence issues outlined above, with the intent of closing the Sale as soon as possible. Net earnings accruing after March 31, 1997 through the closing date will be included with the final cash distribution to the Limited Partners from the Sale.

  A distribution of the Partnership's net earnings for the period
January 1, 1997 to March 31, 1997 was made to the Limited Partners on March 31, 1997 in the amount of approximately $395,400.

Results of Operation - Years Ended December 31, 1996 and 1995

  Results of operations for the year ended December 31, 1996 reflected a net loss of $97,221 compared to net income of $1,203,510 for the year ended December 31, 1995, a decrease of approximately $1,300,700. The decrease in net income resulted from an increase in expenses as a result of the Transaction, the Partnership hiring an independent real estate company to conduct property valuations and a provision for impairment to adjust the carrying value of certain real estate to its net realizable value. The increase in expenses was partially offset by an increase in interest income.

  Total income was $1,560,196 in 1996 as compared to $1,698,451 in 1995, a decrease of approximately $138,300. The decrease in total income is due to 1996 rental income reflecting a month of operations of the House of Fabrics property, while 1995 reflects a full twelve month period.

  Total expenses were $1,595,459 in 1996 as compared to $433,045 in 1995, an increase of approximately $1,162,400. The increase in expenses is primarily the result of an increase in Transaction costs of $226,316 due to legal and other professional fees paid or accrued as a result of the Transaction and a provision for impairment in the aggregate amount of $857,000 to adjust the value of real estate for the Volume ShoeSource, Walden Books and CompUSA properties to their net realizable values. Total expenses also increased in 1996 as compared to 1995 as a result of the Partnership hiring an independent real estate company to conduct property valuations to provide a valuation of the Units to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended.

Results of Operations - Years Ended December 31, 1995 and 1994

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

Results of Operations - Years Ended December 31, 1994 and 1993

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

Impact of Inflation

  The Partnership anticipates that the operations of the Partnership should not be significantly impacted by inflation. To offset any potential adverse effects of inflation, the Partnership has entered into "triple-net" leases with the tenants, making the tenants responsible for all operating expenses, insurance and real estate taxes. In addition, several of the leases require escalations of rent based upon increases in the Consumer Price Index, scheduled increases in base rents, or tenant sales.

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

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.

  During the Partnership's two most recent fiscal years, there have been no changes in, or disagreements with, the accountants.

                        PART III

Item 10. Directors and Executive Officers of the Partnership

      The General Partners of the Partnership are:

      Brauvin Realty Advisors IV, Inc., an Illinois corporation
      Mr. Jerome J. Brault, individually

      Brauvin Realty Advisors IV, Inc. (the "Corporate General Partner") was formed under the laws of the State of Illinois in 1991, with its issued and outstanding shares being owned by Messrs. Jerome J. Brault (beneficially)(50%) and Cezar M. Froelich (50%).

      The principal officers and directors of the Corporate
General Partner are:

      Mr. Jerome J. Brault       Chairman of the Board of
                                 Directors, President, Chief
                                 Executive Officer and Director

      Mr. B. Allen Aynessazian   Treasurer and Chief Financial Officer

      Mr. James L. Brault        Executive Vice President and Secretary

 The business experience during the past five years of the General Partners, and the officers and directors of the Corprate General
Partner is as follows:

 MR. JEROME J. BRAULT (age 63) chairman of the board of directors, president and chief executive officer of the Corporate General Partner, as well as a principal shareholder of the Corporate General Partner. He is a member and manager of Brauvin Real Estate Funds, L.L.C. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities which act as the general partners of six other publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a director, president and chief executive officer of Brauvin Net Lease V, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

 MR. CEZAR M. FROELICH (age 51) is a principal with the Chicago law firm of Shefsky & Froelich Ltd., which acted as counsel to the General Partners, the Partnership and certain of their affiliates. His practice has been primarily in the fields of securities and real estate and he has acted as legal counsel to various public and private real estate limited partnerships, mortgage pools and real estate investment trusts. Mr. Froelich is a shareholder in Brauvin Management Company and Brauvin Financial Inc. Mr. Froelich resigned as a director of the Corporate General Partner in December 1994 and as an Individual General Partner effective as of September 17, 1996.

 MR. JAMES L. BRAULT (age 36) is a executive vice president and secretary and is responsible for the overall operations of the Corporate General Partner and other affiliates of the Corporate General Partner. He is an officer of Brauvin Real Estate Funds, L.L.C. He is an officer of various Brauvin entities which act as the general partners of six other publicly registered real estate programs. Mr. Brault is executive vice president and assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is also an executive vice president and secretary of Brauvin Net Lease V, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

 MR. B. ALLEN AYNESSAZIAN (age 32) is the treasurer and chief financial officer of the Corporate General Partner and other affiliates of the Corporate General Partner. He is the chief financial officer of various Brauvin publicly registered real estate programs. He is the chief financial officer of Brauvin Net Lease V, Inc. He is also responsible for the overall financial accounting of Brauvin Management Company, Brauvin Financial, Inc. and related partnerships. He is also responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in August 1996. Prior to that time, he was the chief financial officer of Giordano's Enterprises, a privately held, 40-restaurant, family-style pizza chain in the Chicago metropolitan area where he worked since 1989. While at Giordano's, Mr. Aynessazian was responsible for all accounting functions, lease negotiations and financings of new restaurants, equipment and general corporate debt. From 1987 to 1989, Mr. Aynessazian worked in the accounting compliance and tax department of KPMG Peat Marwick. Mr. Aynessazian is a certified public accountant.

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

  The General Partners are entitled to receive Acquisition Fees for services rendered in connection with the selection, purchase, construction or development by the Partnership of any property whether designated as real estate commissions, acquisition fees, finders' fees, selection fees, development fees, non-recurring management fees, consulting fees, payments for covenants not to compete, guarantee fees, financing fees or any other similar fees or commissions, however treated for tax or accounting purposes. Such Acquisition Fees may not exceed such compensation as is customarily charged in arm's-length transactions by others rendering similar services as an ongoing public activity in the same geographic locale and for comparable properties. The aggregate Acquisition Fees to be paid to an affiliate of the General Partners shall not exceed: (a) the lesser of 5% of the gross proceeds of the Offering; or (b) such compensation as is customarily charged in arm's-length transactions by others rendering similar services as an ongoing public activity in the same geographic locale and for property comparable to the property to be purchased by the Partnership. To the extent Acquisition Fees paid to the General Partners, their Affiliates and third parties would cause the Partnership to invest less than 80% of the gross proceeds of the Offering in properties, the General Partners and their Affiliates will return those fees, so as to provide compliance with paragraph 1, Section M of the Agreement. No such amount was paid in 1995 as no acquisitions were consummated. An acquisition fee of $244,503 was paid in 1994. In 1996, an acquisition fee of $14,837 was paid related to the Bay County purchase.

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

  An affiliate of the General Partners may provide leasing and re-leasing services to the Partnership in connection with the management of Partnership's properties. The property management fee payable to an affiliate of the General Partners shall not exceed the lesser of: (I) fees which are competitive for similar services in the geographical area where the properties are located; or (ii) 1% of the gross revenues of each Partnership property. Property management fees of $14,217, $16,428, and $14,996 were paid in 1996, 1995 and 1994, respectively.

  An affiliate of the General Partners or the General Partners will receive a real estate brokerage commission in connection with the disposition of Partnership properties. Such commission shall be in an amount equal to the lesser of: (I) 3% of the sale price of the property; or (ii) 50% of the real estate commission customarily charged for similar services in the locale of the property being sold; provided, however, that receipt by the General Partners or one of their affiliates of such commission shall be subordinated to receipt by the Limited Partners of their Current Preferred Return, as defined in the Agreement. No real estate sales commission was paid in 1994, 1995 or 1996. In addition, should the Sale be consummated, affiliates of the General Partner will not receive a real estate brokerage commission.

(c, d, e & f) Not applicable.

(g) The Partnership has no employees and pays no employee or director compensation.

(h, I)       Not applicable.

(j)          Compensation Committee Interlocks and Insider
             Participation. Since the Partnership has no employees, it did not have a compensation committee and is not responsible for the payment of any compensation.

(k)          Not applicable.

(l)          Not applicable.

  The following is a summary of all fees, commissions and other expenses paid or payable to the General Partners or their affiliates for the years ended December 31, 1996, 1995 and 1994:

                                1996         1995       1994
  Acquisition fees            $14,837     $    --    $244,503
  Selling commissions           4,098      16,155      15,060
  Management fees              14,217      16,428      14,996
  Reimbursable operating
   expense                     86,443      61,973      57,835
  Legal fees                    3,958       4,885      46,955
  Transaction costs             5,626          --          --


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

  (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units.

  (b) None of the officers and directors of the Corporate General Partner of the Partnership purchased Units.

  (c) Other than as described in the Proxy, the Partnership is not aware of any arrangements, which may result in a change in control of the Partnership.

  No officer or director of the Corporate General Partner possesses a right to acquire beneficial ownership of Units. The General Partners of the Partnership will share in the profits, losses and distributions of the Partnership as outlined in Item 11, "Executive Compensation."

Item 13. Certain Relationships and Related Transactions.

  (a & b) The Partnership is entitled to engage in various transactions involving affiliates of the Corporate General Partner, as described under the captions "Compensation Table" and "Conflicts of Interest" at pages 14 to 17 and 17 to 20, respectively, of the Prospectus, as supplemented, and the section of the Agreement entitled "Rights, Duties and Obligations of General Partners" at pages A-15 to A-18 of the Agreement. The relationship of the Corporate General Partner to its affiliates is set forth in Item
10. Cezar M. Froelich is a principal of the law firm of Shefsky & Froelich Ltd., which firm acted as securities and real estate counsel to the Partnership and as counsel to the Corporate General Partner and certain of its affiliates.

  (c)  No management persons are indebted to the Partnership.

  (d)  There have been no significant transactions with promoters.


                            PART IV

Item 14. Exhibits, Consolidated Financial Statements and Schedule, and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

   (1) (2)    Consolidated Financial Statements and
              Schedule indicated in Part II, Item 8
              "Consolidated Financial Statements and
              Supplementary Data."  See Index to
              Consolidated Financial Statements and
              Schedule on page F-1 of Form 10-K.

   (3)        Exhibits required by the Securities and Exchange
              Commission Regulation S-K, Item 601:

     (10)(d)    First Amendment and Waiver to the Agreement for
                Purchase and Sale of Assets.

     (21)       Subsidiary of the Registrant.

     (27)       Financial Data Schedule.

   The following exhibits are incorporated by reference from the Registrant's Registration Statement (File No. 33-42327) on Form
S-11 filed under the Securities Act of 1933, as amended:

 Exhibit No.   Description

             3.(a)  Restated Limited Partnership Agreement.
             3.(b)  Articles of Incorporation of Brauvin Realty
                    Advisors IV, Inc.
             3.(c)  By-Laws of Brauvin Realty Advisors IV, Inc.
             3.(d) Amendment to the Certificate of Limited Partnership of the Partnership.
            10.(a)  Escrow Agreement.


(b)  Form 8-K.   On November 8, 1996, the vote of the Limited
     Partners was taken and resulted in approval of the Sale per the terms of the Proxy. This Form 8-K was dated and filed on November 8, 1996.

(c) An annual report for the fiscal year 1996 will be sent to the Limited Partners subsequent to this filing.

  The following exhibits are incorporated by reference to the Registrant's fiscal year ending December 31, 1994 Form 10-K (File
No. 0-21536):

         Exhibit      Description

   (10)(b)(1)   Management Agreement.

   (28)         Pages 14-20, 63, 73 and 74 of the Partnership's
                Prospectus dated December 12, 1991, as supplemented, pages A-8 to A-13 and A-15 to A-18 of the Agreement.


  The following exhibits are incorporated by reference to the Registrant's definitive proxy statement dated August 23, 1996(File No. 0-17557):

   Exhibit No.  Description

   (10)(c)      Agreement for Purchase and Sale of Assets.

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


                      DATED: 4/10/97

                  BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                     (a Delaware limited partnership)

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                Page

Independent Auditors' Report. . . . . . . . . . . . . . . . . .  F-2

Consolidated Financial Statements:

  Consolidated Balance Sheets, December 31, 1996 and 1995 . . .  F-3

  Consolidated Statements of Operations, for the years ended
   December 31, 1996, 1995 and 1994 . . . . . . . . . . . . . .  F-4

  Consolidated Statements of Partners' Capital, for the years ended December 31, 1996, 1995 and 1994 . . . . . . . . . . .  F-5

  Consolidated Statements of Cash Flows, for the years ended
   December 31, 1996, 1995 and 1994 . . . . . . . . . . . . . .  F-6

  Notes to Consolidated Financial Statements. . . . . . . . . .  F-7

Schedule III - Real Estate and Accumulated Depreciation,
 December 31, 1996. . . . . . . . . . . . . . . . . . . . . . .  F-25


       All schedules provided for in Item 14(a)(2) of Form 10-K are either not required, not applicable or immaterial.

                INDEPENDENT AUDITORS' REPORT

To the Partners
Brauvin Corporate Lease Program IV L.P.
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Brauvin Corporate Lease Program IV L.P. (a limited partnership) and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index to Consolidated Financial Statements and Schedule on page F-1. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brauvin Corporate Lease Program IV L.P. and its subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                           /s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 10, 1997
(April 2, 1997 as to Note 7)

                  BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                     (a Delaware limited partnership)

                        CONSOLIDATED BALANCE SHEETS

                                                December 31,     December 31,
                                                    1996             1995
ASSETS

 Investment in real estate, (Note 5):
  Land                                         $ 3,991,040     $ 4,315,540
   Buildings and improvements                    9,460,590       9,993,090
                                                13,451,630      14,308,630
   Less:  Accumulated depreciation                (902,615)       (638,479)
   Net investment in real estate                12,549,015      13,670,151

 Investment in Brauvin Bay County
   Venture (Note 6)                                259,104              --

 Cash and cash equivalents                         753,655         711,167
 Tenant receivables                                    325              --
 Deferred rent receivable                          333,099         241,119
 Due from affiliates                                    --           7,627
 Prepaid offering costs                            175,163         175,983
 Organization costs (net of accumulated
   amortization: 1996-$28,000;1995-$22,000)          2,000           8,000
 Other assets                                       37,483          36,901
   Total Assets                                $14,109,844     $14,850,948

  LIABILITIES AND PARTNERS' CAPITAL

  LIABILITIES:
   Accounts payable and accrued expenses       $    50,054     $    33,660
   Rent received in advance                         47,146          67,205
   Total Liabilities                                97,200         100,865

 MINORITY INTERESTS IN BRAUVIN
  GWINNETT COUNTY VENTURE                          702,443         711,056

 PARTNERS' CAPITAL:
   General Partners                                 10,794          10,794
   Limited Partners                             13,299,407      14,028,233
      Total Partners' Capital                   13,310,201      14,039,027

   Total Liabilities and Partners' Capital     $14,109,844     $14,850,948

       See accompanying notes to consolidated financial statements.

                  BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                     (a Delaware limited partnership)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
           For the years ended December 31, 1996, 1995 and 1994

                                       1996         1995         1994
INCOME:
 Rental (Note 4)                    $1,491,109   $1,643,736   $1,571,077
 Interest                               33,608       31,777       37,754
 Other                                  35,479       22,938       13,865
  Total income                       1,560,196    1,698,451    1,622,696

EXPENSES:

 General and administrative            182,087      146,480      164,081
 Management fees (Note 3)               14,217       16,428       14,996
 Amortization of organization costs      6,000        6,000        6,000
 Depreciation                          264,136      264,137      254,972
 Valuation fees                         45,703           --           --
 Transaction costs (Note 7)            226,316           --           --
 Loss on impairment (Note 5)           857,000           --           --
  Acquisition fees not capitalized          --           --       97,334

    Total expenses                   1,595,459      433,045      537,383

(Loss) income before minority and equity
 interests in joint venture            (35,263)   1,265,406    1,085,313
Minority interest share in
 Brauvin Gwinnett County Venture's
 net income                            (62,906)     (61,896)     (55,032)
Equity interest in Brauvin Bay
 County Venture                            948           --           --

Net (loss) income                   $  (97,221)  $1,203,510   $1,030,281

Net (loss) income allocated to
 the Limited  Partners              $  (97,221)  $1,203,510   $1,030,281

Net (loss) income per Unit
 outstanding (a)                    $    (0.06)  $     0.74   $     0.64

(a) Net (loss) income per Unit was based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the distribution reinvestment plan (the "Plan").

       See accompanying notes to consolidated financial statements.

                  BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                       (a Delaware limited partnership)

               CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
            For the years ended December 31, 1996, 1995 and 1994

                                  General        Limited
                                  Partners      Partners*        Total

Balance, January 1, 1994          $ 10,794     $14,065,840    $14,076,634

Contributions, net                      --          92,094         92,094
Subscription receivables                --          78,500         78,500
Selling commissions and
 other offering costs                   --         (18,072)       (18,072)
Net income                              --       1,030,281      1,030,281
Cash distributions                      --      (1,244,736)    (1,244,736)
Balance, December 31, 1994          10,794      14,003,907     14,014,701

Contributions, net                      --         136,937        136,937
Selling commissions and
 other offering costs                   --         (19,395)       (19,395)
Net income                              --       1,203,510      1,203,510
Cash distributions                      --      (1,296,726)    (1,296,726)
Balance, December 31, 1995          10,794      14,028,233     14,039,027

Contributions, net                      --           5,982          5,982
Selling commissions and other
 offering costs                         --          (4,918)        (4,918)
Net loss                                --         (97,221)       (97,221)
Cash distributions                      --        (632,669)      (632,669)
Balance, December 31, 1996         $10,794     $13,299,407    $13,310,201

* Total Units outstanding, including those raised through the Plan, at December 31, 1996, 1995 and 1994 were 1,632,510, 1,631,872 and
    1,617,478, respectively. Cash distributions to Limited Partners per Unit were approximately, $0.39, $0.80 and $0.77 for the years ended December 31, 1996, 1995 and 1994, respectively. Cash distributions to Limited Partners per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.

        See accompanying notes to consolidated financial statements.

                  BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                      (a Delaware limited partnership)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the years ended December 31, 1996, 1995 and 1994
                                            1996        1995         1994
Cash flows from operating activities:
  Net (loss) income                      $ (97,221)  $1,203,510  $1,030,281
  Adjustments to reconcile
  net(loss)income to net cash
  provided by operating activities:
   Depreciation and amortization           270,136      270,137     260,972
   Provision for impairment                857,000           --          --
   Acquisition fees not capitalized             --           --      97,334
   Minority interests in Brauvin Gwinnett
    County Venture's net income             62,906       61,896      55,032
   Equity interest in Brauvin Bay
    County Venture's net income               (948)          --          --
  (Increase) decrease in tenant
      receivable                              (325)      40,587     (40,587)
   Increase in deferred rent receivable    (91,980)     (97,631)   (124,377)
   Decrease (increase) in due from
      affiliates                             7,627        6,503      (9,601)
   (Increase) decrease in other assets        (582)     (36,351)     37,022
   Increase (decrease) in accounts payable
      and accrued expenses                  16,394      (69,701)    (62,809)
   (Decrease) increase in rent
      received in advance                  (20,059)      17,199      44,006
   Decrease in due to affiliates                --         (802)    (16,499)
  Net cash provided by operating
      activities                         1,002,948    1,395,347   1,270,774

Cash flows from investing activities:
  Purchase of real estate                       --           --  (4,242,122)
  Investment in Brauvin Bay County
    Venture                               (258,156)          --          --
  Acquisition fees not capitalized              --           --     (97,334)
  Cash used in investing activities       (258,156)          --  (4,339,456)

Cash flows from financing activities:
  Sale of Units, net of liquidations, selling
    commissions and other offering costs     1,884      120,782     155,534
  Organization costs and offering costs         --           --      (4,701)
  Cash distributions to Limited Partners (632,669) (1,296,726) (1,244,736) Cash distribution to minority interests
    in Brauvin Gwinnett County Venture     (71,519)     (77,480)    (71,521)

  Net cash used in financing activities   (702,304)  (1,253,424) (1,165,424)
  Net increase (decrease) in cash and
  cash equivalents                          42,488      141,923  (4,234,106)
  Cash and cash equivalents at beginning
  of year                                  711,167      569,244   4,803,350
  Cash and cash equivalents at
  end of year                           $  753,655   $  711,167  $  569,244

        See accompanying notes to consolidated financial statements.

              BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                 (a Delaware limited partnership)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For the years ended December 31, 1996, 1995 and 1994

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION

  Brauvin Corporate Lease Program IV L.P. (the "Partnership") is a Delaware limited partnership formed on August 7, 1991 for the purpose of acquiring debt-free ownership of existing, income-producing retail and other commercial properties predominantly all of which will be subject to "triple-net" leases. It is anticipated that these properties will be leased primarily to corporate lessees of national and regional retail businesses, service providers and other users consistent with "triple-net" lease properties. The leases will provide for a base minimum annual rent and increases in rent such as through participation in gross sales above a stated level, fixed increases on specific dates or indexation of rent to indices such as the Consumer Price Index. The General Partners of the Partnership are Brauvin Realty Advisors IV, Inc. and Jerome J. Brault. Brauvin Realty Advisors IV, Inc. is owned by Messrs. Brault (beneficially)(50%) and Cezar M. Froelich (50%). Mr. Froelich resigned as a director of the Corporate General Partner in December 1994 and as an Individual General Partner effective as of September 17, 1996. Brauvin Securities, Inc., an affiliate of the General Partners, is the selling agent of the Partnership.

  The Partnership filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which was declared effective on December 12, 1991. Per the terms of the Restated Limited Partnership Agreement of the Partnership (the "Agreement"), the minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on April 27, 1992. The Partnership's offering was anticipated to close on December 11, 1992 but the Partnership obtained an extension until December 11, 1993. A total of 1,600,831 Units were sold to the public through the offering at $10 per Unit ($16,008,310). Through December 31, 1996, 1995 and
1994, the Partnership has sold $16,443,810, $16,402,428 and
$16,240,804 of Units, respectively. These totals include $435,100, $394,118 and $232,494 of Units, respectively, raised by Limited Partners who utilized their distributions of Operating Cash Flow to purchase additional Units through the Partnership's distribution
reinvestment plan (the "Plan").   Units valued at $118,706, $83,706
and $58,540 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of December 31, 1996, 1995, and 1994, respectively. As of December 31, 1996, the Plan participants own Units which approximate 3% of the total Units sold.

    The Partnership has acquired the land and buildings underlying a Steak n Shake restaurant, a Children's World Learning Center, two Chuck E. Cheese's restaurants, a Mrs. Winner's Chicken and Biscuit restaurant, a House of Fabrics store, a Volume ShoeSource store, an East Side Mario's Restaurant, a Blockbuster Video Store, and a Walden Books Store. In addition, the Partnership has acquired a 70.2% and 24.0% equity interest in two joint ventures with three entities affiliated with the Partnership. These ventures own the land and building underlying a CompUSA store and a Blockbuster Video store.

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

    Consolidation of Joint Venture

    The Partnership owns a 70.2% equity interest in a joint venture, which owns the land and the building underlying one CompUSA store. The accompanying financial statements have consolidated 100% of the assets, liabilities, operations and partners' capital of Brauvin Gwinnett County Venture. All significant intercompany accounts have been eliminated.

    Investment in Joint Venture

    The Partnership owns a 24% equity interest in a joint venture, Brauvin Bay County Venture, which owns one Blockbuster Video store. The accompanying financial statements include the investment in Brauvin Bay County Venture using the equity method of accounting.

    Investment in Real Estate

    At December 31, 1996 the Partnership has classified its real estate investments as held for sale in recognition of the proposed transaction (See Note 7), and the properties are stated at the lower of cost including acquisition costs, or net realizable value. At December 31, 1995, the operating properties acquired by the Partnership are stated at cost including acquisition costs. Depreciation expense is computed on a straight-line basis over approximately 39 years.

    In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS
121). In 1996, the Partnership engaged Cushman & Wakefield Valuation Advisory Services to prepare an appraisal of the Partnership's properties. As a result of the reclassification of the real estate investments to be held for sale, and based upon this appraisal, the Partnership recorded a provision for the impairment of assets of $857,000 (See Note 5).

    Organization and Offering Costs

    Organization costs represent costs incurred in connection with the organization and formation of the Partnership. Organization costs are amortized over a period of five years using the straight-line method. Offering costs represent costs incurred in selling Units, such as the printing of the Prospectus and marketing materials, and have been recorded as a reduction of Limited Partners' capital.

    Prepaid offering costs represent amounts in excess of the defined percentages of the gross proceeds. Prior to the commencement of the Partnership's proxy solicitation (See Note 7), gross proceeds were expected to increase due to the purchase of additional Units through the Plan and the prepaid offering costs would be transferred to offering costs and treated as a reduction in Partners' Capital.

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

    The fair value estimates presented herein are based on information available to management as of December 31, 1996 and 1995, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

    The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; tenant receivables; due from affiliates; accounts payable and accrued expenses and rent received in advance.

(2)  PARTNERSHIP AGREEMENT

   Distributions

   All Operating Cash Flow, as defined in the Agreement, during the period commencing with the date the Partnership accepts subscriptions for Units totaling $1,200,000 and terminating on the Termination Date, as defined in the Prospectus, shall be distributed to the Limited Partners on a quarterly basis. Distributions of Operating Cash Flow, if available, shall be made within 45 days following the end of each calendar quarter or are paid monthly within 15 days of the end of the month, depending upon the Limited Partner's preference, commencing with the first quarter following the Termination Date. Operating Cash Flow during such period shall be distributed as follows: (a) first, to the Limited Partners until the Limited Partners receive an amount equal to a 9% non-cumulative, non-compounded annual return on Adjusted Investment, as defined in the Agreement, commencing on the last day of the calendar quarter in which the Unit was purchased (the "Current Preferred Return"); and (b) thereafter, any remaining amounts will be distributed 98% to the Limited Partners (on a pro rata basis) and 2% to the General Partners.

   The net proceeds of a sale or refinancing of a Partnership property shall be distributed as follows:

  -  first, pro rata to the Limited Partners until each Limited
     Partner has received an amount equal to a 10% cumulative, non-compounded, annual return of Adjusted Investment (the
     "Cumulative Preferred Return");

  - second, to the Limited Partners until each Limited Partner has received an amount equal to the amount of his Adjusted
     Investment, apportioned pro rata based on the amount of the Adjusted Investment; and

  - thereafter, 95% to the Limited Partners (apportioned pro rata based on Units) and 5% to the General Partners.

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

   An affiliate of one of the General Partners provided securities and real estate counsel to the Partnership.

   Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the years ended December 31, 1996, 1995 and 1994 were as follows:

                                    1996        1995       1994

 Acquisition fees                 $14,837     $    --   $244,503
 Selling commissions                4,098      16,155     15,060
 Management fees                   14,217      16,428     14,996
 Reimbursable operating
  expense                          86,443      61,973     57,835
 Legal fees                         3,958       4,885     46,955
 Transaction costs                  5,626          --         --

(4)  LEASES

   The Partnership's rental income is principally obtained from tenants through rental payments provided under triple-net noncancelable operating leases. The leases provide for a base minimum annual rent and increases in rent such as through participation in gross sales above a stated level.

   The following is a schedule of noncancelable future minimum rental payments due to the Partnership under operating leases of Partnership properties as of December 31, 1996:

Year Ending December 31:

       1997          $ 1,374,878
       1998            1,393,172
       1999            1,444,335
       2000            1,459,428
       2001            1,489,471
       Thereafter     10,283,658
                     $17,444,942

   Additional rent based on percentages of tenant sales increases was $18,877 and $21,620 in 1996 and 1995, respectively.

(5) PROVISION FOR IMPAIRMENT

   During the fourth quarter of 1996, the Partnership recorded a provision for impairment of $857,000 to adjust the carrying values of real estate for the Volume ShoeSource ($356,400), the Walden Books Store ($303,600) and the investment in the Brauvin Gwinnett County Venture ($197,000) to their estimated net realizable values. This provision for impairment has been recorded as a reduction of each property's cost, and allocated to the land and building based on the original acquisition percentages.

(6) INVESTMENT IN JOINT VENTURE

   The Partnership owns an equity interest in the Brauvin Bay County Venture and reports its investment on the equity method. The following are condensed financial statements for the Brauvin Bay
County Venture:

                    BRAUVIN BAY COUNTY VENTURE

                         December 31, 1996

Land and buildings, net      $1,069,277
Other assets                     13,531
                             $1,082,808

Liabilities                  $    1,155
Partners' capital             1,081,653
                             $1,082,808


                            Period from
                          October 31, 1996
                           (inception) to
                            December 31,
                                1996

Rental income                  $18,502

Expenses:
Depreciation                     2,898
Management fees                    191
Operating and
 administrative                 11,463
                                14,552
Net income                     $ 3,950


(7) SALE OF PROPERTIES AND LITIGATION

    Sale of Properties

  Pursuant to the terms of an agreement of purchase and sale of assets dated as of June 14, 1996, as amended March 24, 1997 (the "Sale Agreement"), the Partnership proposes to sell substantially all of the Partnership's properties (the "Assets") to Brauvin Real Estate Funds L.L.C., a Delaware limited liability company affiliated with certain of the General Partners (the "Purchaser"), for a purchase price of $12,489,100, in cash, which is approximately $7.65 per Unit. If certain conditions of the Transaction are met, the Partnership will be liquidated and the Class A Limited Partners will receive a liquidating distribution of approximately $6.95 to $7.50 per Unit in cash based upon the time such Class A Limited Partners invested in the Partnership and Class B Limited Partners will receive a liquidating distribution of approximately $8.44 to $8.73 per Unit. The Limited Partners holding a majority of the Units approved the Sale on November 8, 1996. In approving the Sale, the Limited Partners also approved the adoption of an amendment to the Agreement, to allow the Partnership to sell or lease property to affiliates (this amendment, together with the Sale shall be referred to herein as the "Transaction").

   The sale price to be paid to the Limited Partners in connection with the Sale is based on the fair market value of the Assets of the Partnership which has been determined by Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield"), an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. Cushman & Wakefield determined the fair market value of the Assets to be $12,489,100, or $7.65 per Unit. The liquidating distribution also includes all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time of filing of the certificate of dissolution, including reasonable reserves in connection with: (i) the proxy solicitation; (ii) the Sale (as detailed in the Sale Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other outstanding Partnership liabilities.

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

    The Sale has not been completed primarily due to certain litigation, as described below, that is still pending. The Operating General Partners (as defined below) believe that these lawsuits are without merit and, therefore, continue to vigorously defend against them. The Purchaser is aware of these lawsuits and is nonetheless willing to proceed with the Sale, subject to the satisfaction of its due diligence as outlined below.

   Following receipt of Limited Partner approval, the Purchaser commenced the finalization of the Purchaser's financing and its due diligence review of the assets of the Partnership and those of the Affiliated Partnerships (as defined below). The due diligence process has revealed certain concerns relating to potential environmental problems at some of the properties of the Affiliated Partnerships. The due diligence review has also raised questions regarding the interpretation of certain terms in the leases governing some of the Affiliated Partnerships' properties. A very significant tenant of the Affiliated Partnerships is interpreting certain purchase options contained in its leases in a way that would cause the value of the properties leased by such tenant to be significantly below the current appraised value. Members of management of the Partnership and the Affiliated Partnerships have been working diligently with the Purchaser to assess these risks and to resolve them in a way that will allow the Sale and the related transactions to be consummated without any changes to the terms or the sale price.

   In accordance with the terms of the Sale Agreement, the Operating General Partners suspended all distributions to Limited Partners, however, as a result of the unforeseen delays brought about by the litigation and the due diligence issues highlighted above, the Operating General Partners felt it was appropriate that an earnings distribution be made to the Limited Partners. Although the terms of the Sale Agreement entered into by the Partnership and the Purchaser provide that the Assets being acquired by the Purchaser in connection with the Sale include all earnings of the Partnership from and after August 1, 1996, the Purchaser has agreed to allow the Partnership to make distributions to the Limited Partners of net earnings for the period from and after January 1, 1997 until the Sale is consummated. In exchange, the Partnership has agreed to extend the termination date of the Sale Agreement to June 30, 1997 to allow the Purchaser time to complete its due diligence. Notwithstanding the extension of the termination date, the Partnership and the Purchaser continue to work through the due diligence issues outlined above, with the intent of closing the sale as soon as possible.

   A distribution of the Partnership's net earnings for the period January 1, 1997 to March 31, 1997 was made to the Limited Partners on March 31, 1997 in the amount of approximately $597,600. Net earnings accruing after March 31, 1997 through the closing date will be included with the final cash distribution to the Limited Partners from the Sale.

   Litigation

   Two legal actions, as hereinafter described, were filed against certain of the General Partners of the Partnership and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Sale. Each of these actions was brought by limited partners of the Partnership. The Partnership and the named General Partners and their affiliates deny all allegations set forth in the complaints and are vigorously defending against such claims.

  A. The Florida Lawsuit

  On September 17, 1996, a lawsuit was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, styled Rebecca Scialpi and Helen Friedlander v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., and Brauvin Realty Advisors IV, Inc., James L. Brault, and Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund II, L.P., Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P., Docket No. 96012807. The Partnership and the Affiliated Partnerships are each named as a "Nominal Defendant" in this lawsuit. Jerome J. Brault, the Managing General Partner of the Partnership, and Brauvin Realty Advisors IV, Inc., the Corporate General Partner of the Partnership, as well as the corporate general partners of the Affiliated Partnerships have been named as defendants. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, is also named as a defendant.

  Plaintiffs filed an amended complaint on October 8, 1996. The amended complaint alleges a purported class action consisting of claims for breach of fiduciary duties, fraud, breach of the Agreement, and civil racketeering. The amended complaint seeks injunctive relief, as well as compensatory and punitive damages, relating to the proposed transactions with the Purchaser. The defendants have answered plaintiffs' amended complaint, and have denied each of the plaintiffs' allegations of wrongful conduct.

  On October 2, 1996, the plaintiffs in this action requested that the Circuit Court enjoin the special meetings of the limited partners and the proposed transactions with the Purchaser. This motion was denied by the Circuit Court on October 8, 1996, and the Florida appellate court denied plaintiffs' appeal of the Circuit Court's October 8, 1996 ruling. There have been no material developments with respect to this lawsuit since October 8, 1996.

  B. The Illinois Lawsuit

  On September 18, 1996, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois, styled M. Barbara Christman, Joseph Forte, Janet M. Toolson, John Archbold, and Ben O. Carroll v. Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., Jerome J. Brault; Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund L.P. II, Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV L.P., Docket No. 96C6025. The Partnership and the Affiliated Partnerships are each named as a "Nominal Defendant" in the lawsuit. Jerome J. Brault and the Corporate General Partner of the Partnership, as well as the corporate general partners of the Affiliated Partnerships, are named as defendants.

  The plaintiffs filed an amended complaint on October 8, 1996, which alleges claims for breach of fiduciary duties, breaches of the Agreement, and violation of the Illinois Deceptive Trade Practices Act. The amended complaint seeks injunctive relief, as well as compensatory and punitive damages, relating to the proposed transaction with the Purchaser.

  On October 2, 1996, the District Court certified plaintiffs' proposed class as all of the limited partners of the Partnership and of the Affiliated Partnerships, and appointed plaintiffs' counsel, The Mills Law Firm, as counsel for the class. On October 2, 1996, the District Court also conducted a hearing on plaintiffs' motion to preliminarily enjoin the special meetings of the limited partners and the proposed transactions with the Purchaser. The District Court denied plaintiffs' motion for a preliminary injunction at the conclusion of the October 2, 1996 hearing.

  On September 27, 1996, counsel for plaintiffs, The Mills Law Firm, mailed a solicitation to all of the Limited Partners, requesting that they revoke their previously-mailed proxies in favor of the proposed transaction with the Purchaser. On October 11, 1996, Operating General Partners filed a counterclaim against plaintiffs and their counsel, The Mills Law Firm, alleging that plaintiffs and The Mills Law Firm violated the federal securities laws and proxy rules by sending their September 27, 1996 letter to the Limited Partners. The plaintiffs and The Mills Law Firm have moved to dismiss this counterclaim. The District Court has taken this motion under advisement and has yet to issue a ruling.

  On October 10 and 11, 1996, the District Court conducted an evidentiary hearing on the motion of the Operating General Partners to invalidate revocations of proxies procured as a result of The Mills Law Firm's September 27, 1996 letter. In that evidentiary hearing, The Mills Law Firm admitted that it violated the proxy rules by sending its September 27, 1996 letter to the Limited Partners without filing such letter with the Commission in violation of the Commission's requirements. At the conclusion of the hearing on October 10 and 11, the District Court found that the Operating General Partners have a likelihood of succeeding on the merits with respect to their claim that the September 27, 1996 letter sent to the Limited Partners by plaintiffs and The Mills Law Firm is false or misleading in several significant respects.

  Notwithstanding this finding, the District Court did not invalidate the revocations of proxies resulting from The Mills Law Firm's September 27, 1996 letter because it did not believe it possessed the authority to do so under present law. This ruling has been appealed to the Seventh Circuit Court of Appeals. The Seventh Court of Appeals subsequently dismissed this appeal on the grounds that the appeal was rendered moot by the Limited Partners' approval on November 8, 1996 of the Sale.

  On October 16, 1996 and on November 6, 1996, the parties filed cross-motions for partial summary judgement addressing the allegation in plaintiffs' amended complaint that the Agreement does not allow the Limited Partners to vote in favor of or against the proposed transaction with the Purchaser by proxy. These cross-motions for partial summary judgement were taken under advisement by the District Court, and the District Court has yet to issue a ruling.

  On April 2, 1997, the Court granted plaintiffs' leave to again amend their complaint. In their second amended complaint, plaintiffs have named the Partnership as a "Nominal Defendant." Plaintiffs have also added a new claim, alleging that the Operating General Partners violated certain of the Commission's rules by making false and misleading statements in the Proxy. Plaintiffs also allege that the Operating General Partners breached their fiduciary duties, breached various provisions of the Agreement, violated the Illinois Deceptive Trade Practice Act, and violated section 17-305 of the Delaware Revised Uniform Limited Partnership Act. The Operating General Partners deny those allegations and will continue to vigorously defend against these claims.

  Pursuant to the Agreement and Delaware law, the Partnership will advance to the defendants their defense costs. The Corporate General Partner has agreed to repay the Partnership for the advances if it is ever determined that the parties were not entitled to receive the advances. No estimate can reasonably be made at this time of any potential liability from the litigation or the costs of defense.

                                                        SCHEDULE III
                                          BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                                              (a Delaware limited partnership)

                                          REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                     DECEMBER 31, 1996
                                                                          Gross Amount at Which Carried
                                        Initial Cost                          at  Close of Period
                                                Buildings     Cost of                 Buildings
                                                   and       Subsequent                  and                 Accumulated   Date
   Description    Encumbrances (c)    Land    Improvements  Improvements     Land   Improvements  Total(a)   Deprec. (b)  Acquired
Steak n' Shake            $0      $  427,872  $  618,525         $0       $  427,872  $  618,525  $ 1,046,397   $ 81,897     5/92
Children's World
 Learning Center           0         123,962     325,827          0          123,962     325,827      449,789     56,782     8/92
Chuck E. Cheese's          0         224,335     976,601          0          224,335     976,601    1,200,936     88,561     4/93
Chuck E. Cheese's          0         153,722     864,307          0          153,722     864,307    1,018,029    100,067     4/93
Mrs. Winner's
 Chicken & Biscuit         0         278,340     363,983          0          278,340     363,983      642,323     36,877     5/93
House of Fabrics           0         344,393   1,167,573          0          344,393   1,167,573    1,511,966    101,956     7/93
Volume Shoesource Store    0         766,724     954,704          0          608,024     757,004    1,365,028     80,354     9/93
CompUSA Store              0         663,681   1,811,959          0          591,481   1,687,159    2,278,640    144,881    11/93
East Side Mario's          0         538,257     976,254          0          538,257     976,254    1,514,511     72,924     1/94
Blockbuster Video Store    0         248,168     708,162          0          248,168     708,162      956,330     50,663     2/94
Walden Books Store         0         546,086   1,225,195          0          452,486   1,015,195    1,467,681     87,653     2/94
                          $0      $4,315,540  $9,993,090         $0       $3,991,040  $9,460,590  $13,451,630   $902,615

<F1>
NOTES:
   (a)  The cost of this real estate is $14,308,630  for tax purposes (unaudited).  The buildings are depreciated over approximately  39 years using the straight line method.  The properties were constructed between 1969 and 1993.
   (b)  The following schedule summarizes the changes in the Partnership's real estate and accumulated depreciation balances:

         Real estate                                                  1996          1995                1994
          Balance at beginning of year                            $14,308,630    $14,308,630        $10,066,508
          Deductions - land and building (d)                         (857,000)            --                 --
          Additions - land and building                                    --             --                 --
          Balance at end of year                                  $13,451,630    $14,308,630        $10,066,508

         Accumulated depreciation
          Balance at beginning of year                            $   638,479    $   374,342        $   119,370
          Provision for depreciation                                  264,136        264,137            254,972
          Balance at end of year                                  $   902,615    $   638,479        $   374,342

<F2>
   (c)  Encumbrances - Brauvin Corporate Lease Program L.P. IV did not borrow cash in order to purchase its properties.  100%
        of the land and buildings were paid for with funds contributed by the Limited Partners.
   (d)  Amount reflects provision for impairment on land and building based on the original aquisition percentages for the
        Volume ShoeSource store ($356,400), the Walden Books store ($303,600) and the CompUSA store ($197,000).

                               EXHIBITS

                                  TO

                BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                        FORM 10-K ANNUAL REPORT
                          FOR THE YEAR ENDED
                           DECEMBER 31, 1996

                             EXHIBIT INDEX

                BRAUVIN CORPORATE LEASE PROGRAM IV L.P.

                               FORM 10-K

                 For the year ended December 31, 1996


Exhibit (10)(d)    First Amendment and Waiver to Agreement for
                   Purchase and Sale of Assets

Exhibit (21)       Subsidiary of the Registrant

Exhibit (27)       Financial Data Schedule

                          EXHIBIT (10) (d)


                    FIRST AMENDMENT AND WAIVER
                                to
            AGREEMENT FOR PURCHASE AND SALE OF ASSETS


  This Amendment and Waiver (the "Amendment") is made and entered into as of March 24, 1997, by and between BRAUVIN CORPORATE LEASE PROGRAM IV L.P., a Delaware limited partnership (the "Brauvin Partnership") and BRAUVIN REAL ESTATE FUNDS, L.L.C., a Delaware limited liability company (the "Acquiring Company").

                         R E C I T A L S

  WHEREAS, the Brauvin Partnership and the Acquiring Company have entered into an Agreement for Purchase and Sale of Assets, dated as of June 14, 1996 (the "Asset Purchase Agreement");

  WHEREAS, the assets being purchased by the Acquiring Company include all earnings of the Brauvin Partnership from and after August 1, 1996;

  WHEREAS, unforeseen events have led to the delay in the consummation of the Transaction contemplated by the Asset Purchase Agreement;

  WHEREAS, the Brauvin Partnership has requested that certain funds constituting earnings accrued after August 1, 1996 and currently being held by the Brauvin Partnership be released to the limited partners of the Brauvin Partnership;

  WHEREAS, the Acquiring Company has agreed to allow for the release of certain funds on the condition that the Brauvin
Partnership agree to extend the Termination Date as set forth in the Asset Purchase Agreement; and

  WHEREAS, as a result of the foregoing, the Brauvin Partnership and the Acquiring Company desire to amend the Asset Purchase
Agreement in certain respects and to waive certain provisions thereof as set forth below.

  NOW, THEREFORE, in consideration of the premises and the mutual covenants contained herein, the parties agree as follows, each intending to be legally bound as and to the extent herein provided.

       1. Definitions. Capitalized terms used but not otherwise defined herein are used herein as defined in the Asset Purchase
Agreement.  Each reference in the Asset Purchase Agreement to
"Asset Purchase Agreement," "this Agreement" or words of like import, shall, unless the context otherwise requires, be deemed to refer to the Asset Purchase Agreement as amended hereby.

       2.          Amendments.

       (a)         The definition of "Brauvin GP" as set forth in Section
10.2 of the Asset Purchase Agreement is hereby deleted and restated in its entirety as follows:

         "'Brauvin GP' means, collectively, Brauvin Realty
       Advisors IV, Inc., an Illinois corporation, and Jerome J.
       Brault."

       (b)         The definition of "Brauvin Value" as set forth in Section
10.2 of the Asset Purchase Agreement is hereby deleted and restated in its entirety as follows:

         "'Brauvin Value' means an amount which is equal to the difference between (i) the fair market value of the Brauvin Partnership's real estate related assets, including the value of the Brauvin Partnership's interest, if any, in joint ventures owning real estate (as determined by Cushman & Wakefield or other independent appraiser) and (ii) the sum of
       (A) the liabilities of the Brauvin Partnership existing as of the Effective Time to the extent constituting the Assumed Liabilities and (B) the earnings of the Brauvin Partnership from August 1, 1996 through December 31, 1996."

       (c)         The definition of "Termination Date" as set forth in
Section 10.2 of the Asset Purchase Agreement is hereby deleted and restated in its entirety as follows:

         "'Termination Date' means June 30, 1997."

       3.          Waiver.

       (a) In connection with the amendment set forth in Section 2(b) above, the Acquiring Company waives compliance with Section
8.3.7 of the Asset Purchase Agreement to allow the Brauvin
Partnership to make distributions of earnings with respect to Units, for earnings received from and after January 1, 1997 through the Effective Time.

       (b) The Acquiring Company acknowledges that it has been fully informed of certain actions, suits and proceedings that have been commenced against the Brauvin Partnership and certain of its Affiliates seeking to restrain in certain material respects the Transaction and seeking material damages in connection therewith.
The absence of such actions, suits and proceedings is a condition precedent to the obligations of the Acquiring Company as set forth in Section 8.3.3 of the Asset Purchase Agreement. The Acquiring
Company hereby waives compliance with Section 8.3.3 of the Asset
Purchase Agreement with respect to such actions, suits and proceedings that have been brought as of the date hereof.

No other waiver of any other filings or other term or condition of the Asset Purchase Agreement, express or implied, should be inferred from the foregoing waivers.

       4. Construction. The Article and Section headings of this Amendment are for convenience of reference only and do not form a part hereof and do not in any way modify, interpret or construe the intentions of the parties.

       5. Effectiveness. The effectiveness of this Amendment is subject to receipt by the parties hereto of counterparts of this Amendment executed by each party (whether on the same or different counterparts).

       6. Binding Amendment. This Amendment shall be binding upon and inure to the benefit of the parties and their respective successors and permitted assigns.

       7. Governing Law. THIS AMENDMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS, AND NOT THE LAW OF CONFLICTS, OF THE STATE OF ILLINOIS.

       8. Counterparts. This Amendment may be executed in one or more counterparts, and all such counterparts shall constitute one and the same instrument.


                 [Signatures on following page.]

   IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the day and year first above written.


                             Brauvin Partnership:

                             BRAUVIN CORPORATE LEASE PROGRAM IV L.P., a Delaware limited partnership

                       By:  Brauvin Realty Advisors IV, Inc.,
                            an Illinois corporation

                            Its:  Corporate General Partner

                                 By:  /s/ Jerome J. Brault
                                 Its: President


                            Acquiring Company:

                   BRAUVIN REAL ESTATE FUNDS, L.L.C.,
                   a Delaware limited liability company

                       By:  Brauvin Realty Estate Funds, Inc.,
                            an Illinois corporation

                            Its:  Manager

                                 By:  /s/ James L. Brault
                                 Its: President

                            Exhibit 21


Name of Subsidiary                   State of Formation

Brauvin Gwinnett County Venture         Illinois

Brauvin Bay County Venture              Illinois