Form 10-Q
period 1997-03-31
BRAUVIN CORPORATE LEASE PROGRAM IV L P
filed 1997-05-15
CIK 878657

                        UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

       For the quarterly period ended     March 31, 1997

                                or

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

                              INDEX
                                                                       Page
PART I Financial Information

Item 1. Consolidated Financial Statements . . . . . . . . .               3

        Consolidated Balance Sheets at March 31, 1997
        and December 31, 1996. . . . . . . . . . . . . . . .              4

        Consolidated Statements of Operations for the
        three months ended March 31, 1997 and 1996 . . . . .              5

        Consolidated Statements of Partners' Capital for
        the periods January 1, 1996 to March 31, 1997. . . .              6

        Consolidated Statements of Cash Flows for the
        three months ended March 31, 1997 and 1996 . . . . .              7

        Notes to Consolidated Financial Statements . . . . .              8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations. . . . . . . . .             26

PART II Other Information

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . .            35

Item 2. Changes in Securities. . . . . . . . . . . . . . . . .           39

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . .           39

Item 4. Submissions of Matters to a Vote of Security Holders .           39

Item 5. Other Information . . . . . . . . . . . . . . . . . . .          39

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . .         39

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . .              40

                        PART I - FINANCIAL INFORMATION



ITEM 1.  Consolidated Financial Statements

  Except for the December 31, 1996 Consolidated Balance Sheet, the following Consolidated Balance Sheet as of March 31, 1997, Consolidated Statements of Operations for the three months ended March 31, 1997 and 1996, Consolidated Statements of Partners' Capital for the periods January 1, 1996 to March 31, 1997 and Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1996 for Brauvin Corporate Lease Program IV L.P. (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1996 Annual Report on Form
10-K.

                BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                     (a Delaware limited partnership)

                   CONSOLIDATED BALANCE SHEETS

                                              March 31,  December 31,
                                               1997          1996
ASSETS

Investment in real estate, (Note 4):
         Land                                  $ 3,991,040    $ 3,991,040
         Buildings and improvements              9,460,590      9,460,590
                                                13,451,630     13,451,630
         Less:  Accumulated depreciation          (965,003)      (902,615)
           Net investment in real estate        12,486,627     12,549,015
Investment in Brauvin Bay County
    Venture (Note 5)                               257,459        259,104
Cash and cash equivalents                          639,262        753,655
Investment in marketable securities                 83,240             --
Tenant receivables                                      --            325
Deferred rent receivable                           360,206        333,099
Prepaid offering costs                             175,163        175,163
Organization costs (net of
 accumulated amortization:
 1997-$29,500;1995-$28,000)                            500          2,000
Other assets                                        41,419         37,483
    Total Assets                               $14,043,876    $14,109,844

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and
 accrued expenses                              $    45,229    $    50,054
Rent received in advance                            46,822         47,146
   Total Liabilities                                 92,051        97,200
MINORITY INTERESTS IN BRAUVIN
 GWINNETT COUNTY VENTURE                            698,920       702,443
PARTNERS' CAPITAL:
 General Partners                                    10,794        10,794
 Limited Partners                                13,242,111    13,299,407
 Total Partners' Capital                         13,252,905    13,310,201
   Total Liabilities and
   Partners' Capital                            $14,043,876   $14,109,844

   See accompanying notes to consolidated financial statements.

                BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                   (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three Months Ended March 31,

                                                   1997            1996
INCOME:
     Rental                                      $370,826        $388,593
     Interest                                      10,195           8,272
     Other                                         87,605           1,578
      Total income                                468,626         398,443

EXPENSES:
     General and administrative                    44,577          36,272
     Management fees (Note 3)                       3,984           3,645
     Amortization of organization costs             1,500           1,500
     Depreciation                                  62,388          66,034
     Valuation fees                                    --          13,500
     Transaction costs (Note 6)                     6,615              --
      Total expenses                              119,064         120,951

Income before minority and equity
     interests in joint venture                   349,562         277,492
Minority interests' share in Brauvin
     Gwinnett County Venture's net income         (15,847)        (15,843)
Equity interest in Brauvin Bay
     County Venture                                 4,355              --

Net income                                       $338,070        $261,649

Net income allocated to the
      Limited Partners                           $338,070        $261,649

Net income per Unit outstanding (a)              $   0.21        $   0.16

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

            BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                (a Delaware limited partnership)

          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
   For the periods from January 1,1996 through March 31, 1997

                                       General      Limited
                                       Partners     Partners*     Total

Balance, January 1, 1996               $10,794     $14,028,233  $14,039,027

Contributions, net                          --           5,982        5,982
Selling commissions and
 offering costs                             --          (4,918)      (4,918)
Net income                                  --         (97,221)     (97,221)
Cash distributions                          --        (632,669)    (632,669)

Balance, December 31, 1996              10,794      13,299,407   13,310,201

Net income                                  --         338,070      338,070
Cash distributions                          --        (395,366)    (395,366)

Balance March 31, 1997                 $10,794     $13,242,111  $13,252,905



*Total Units sold, including those raised through the Plan at March 31, 1997 and December 31, 1996 were 1,632,510. Cash distributions to Limited Partners per Unit were $.24 and $0.39 for the three months ended March 31, 1997 and the year ended December 31, 1996, respectively. Cash distributions to Limited Partners per Unit are based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.

        See accompanying notes to consolidated financial statements.

            BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                 (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31,

                                                       1997         1996
Cash flows from operating activities:
 Net income                                         $338,070     $261,649
 Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                       63,888       67,534
  Minority interests in Brauvin Gwinnett
   County Venture's net income                        15,847       15,843
  Equity interest in Brauvin Bay
   County Venture's net income                        (4,355)          --
  Increase in investment in
   marketable securities                             (83,240)          --
  Decrease (increase) in tenant receivable               325         (259)
  Increase in deferred rent receivable               (27,107)     (30,225)
  Decrease in due from affiliates                         --        7,627
  Increase in other assets                            (3,936)      (3,787)
  (Decrease) increase in accounts
   payable and accrued expenses                       (4,825)       6,028
  (Decrease) increase in rent received
   in advance                                           (324)       5,867
  Decrease in due to affiliates                           --           --
  Net cash provided by operating activities          294,343      330,277

Cash flows from investing activities:
  Distribution from
   Brauvin Bay County Venture                          6,000           --
  Cash provided by investing activities                6,000           --

Cash flows from financing activities:
  Sale of Units, net of liquidations, selling
   commissions and other offering costs                   --        1,885
  Cash distributions to Limited Partners            (395,366)    (327,397)
  Cash distribution to minority interest
   in Brauvin Gwinnett County Venture                (19,370)     (17,880)
  Net cash used in financing activities             (414,736)    (343,392)
  Net decrease in cash and
   cash equivalents                                 (114,393)     (13,115)
  Cash and cash equivalents at beginning
   of period                                         753,655      711,167
  Cash and cash equivalents at end of period        $639,262    $ 698,052

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

  The Partnership filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which was declared effective on December 12, 1991. Per the terms of the Restated Limited Partnership Agreement of the Partnership (the "Agreement"), the minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on April 27, 1992. The Partnership's offering was anticipated to close on December 11, 1992 but the Partnership obtained an extension until December 11, 1993. A total of 1,600,831 Units were sold to the public through the offering at $10 per Unit ($16,008,310). Through March 31, 1997 and
December 31, 1996, the Partnership has sold $16,443,810 of Units. This total includes $435,100 of Units raised by Limited Partners who utilized their distributions of Operating Cash Flow to purchase additional Units through the Partnership's distribution
reinvestment plan (the "Plan").   Units valued at $118,706, have
been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of March 31, 1997 and December 31, 1996. As of March 31, 1997, the Plan participants own Units which approximate 3% of the total Units sold.

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

        Investment in Real Estate

     At March 31, 1997 and December 31, 1996 the Partnership has classified its real estate investments as held for sale in recognition of the proposed transaction (See Note 6), and the properties are stated at the lower of cost including acquisition costs, or net realizable value. Depreciation expense is computed on a straight-line basis over approximately 39 years.

     In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS
121). In 1996, the Partnership engaged Cushman & Wakefield Valuation Advisory Services to prepare an appraisal of the Partnership's properties. As a result of the reclassification of the real estate investments to be held for sale, and based upon this appraisal, the Partnership recorded a provision for the impairment of assets of $857,000 (See Note 4).

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

     Prepaid offering costs represent amounts in excess of the defined percentages of the gross proceeds. Prior to the commencement of the Partnership's proxy solicitation (See Note 6), gross proceeds were expected to increase due to the purchase of additional Units through the Plan and the prepaid offering costs would be transferred to offering costs and treated as a reduction in Partners' Capital.

     Cash and Cash Equivalents

     Cash and cash equivalents include all highly liquid debt instruments with an original maturity within three months from date of purchase.

     Investment in Marketable Securities

   The market value of stock received from the House of Fabrics, Inc. was approximately $83,200 at March 31, 1997. The
House of Fabrics stock is currently available for sale.

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

     The fair value estimates presented herein are based on information available to management as of March 31, 1997 but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

     The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; tenant receivables; accounts payable and accrued expenses and rent received in advance.

     Reclassifications

     Certain reclassifications have been made to the 1996 financial statements to conform to classifications adopted in 1997.

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

     Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the three months ended March 31, 1997 and 1996, were as follows:

                                                  1997         1996
        Selling commissions                     $    --      $ 4,098
        Management fees                           3,984        3,645
        Reimbursable operating
         expense                                 26,538       19,500
        Legal fees                                   --          254

(4) PROVISION FOR IMPAIRMENT

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

(5) INVESTMENT IN JOINT VENTURE

 The Partnership owns an equity interest in the Brauvin Bay County Venture and reports its investment on the equity method. The following are condensed financial statements for the Brauvin Bay
County Venture:

                   BRAUVIN BAY COUNTY VENTURE

                                   March 31, 1997    December 31, 1996
Land and buildings, net               $1,066,293          $1,069,277
Other assets                               8,506              13,531
                                      $1,074,799          $1,082,808

Liabilities                           $       --          $    1,155
Partners' capital                      1,074,799           1,081,653
                                      $1,074,799          $1,082,808


             For the three months ended March 31,

                                           1997

Rental income                            $27,914

Expenses:
Depreciation                               2,984
Management fees                              292
Operating and
 administrative                            6,493
                                           9,769
Net income                               $18,145




(6) SALE OF PROPERTIES AND LITIGATION

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

  Following receipt of Limited Partner approval, the Purchaser commenced the finalization of the Purchaser's financing and its due diligence review of the assets of the Partnership and those of the Affiliated Partnerships (as defined below). The due diligence process has revealed certain concerns relating to potential environmental problems at some of the properties of the Affiliated Partnerships. The due diligence review has also raised questions regarding the interpretation of certain terms in the leases governing some of the Affiliated Partnerships' properties. A very significant tenant of the Affiliated Partnerships is interpreting certain purchase options contained in its leases in a way that would cause the value of the properties leased by such tenant to be significantly below the current appraised value. Members of management of the Partnership and the Affiliated Partnerships have been working diligently with the Purchaser to assess these risks and to resolve them in a way that will allow the Sale and the related transactions to be consummated without any changes to the terms or the sale price. The Purchaser is continuing to assess certain lease provisions, assess the costs and risks of the litigation discussed below, and finalize its financing in the light of these developments.

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

  On April 2, 1997, plaintiffs again requested that the District
Court enjoin the closing of the transaction with the Purchaser. After conducting a lengthy hearing on May 1, 1997, the District Court denied plaintiffs' motion to enjoin the closing of the transaction with the Purchaser.

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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

General

  Certain statements in this Quarterly Report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found in this section. Without limiting the foregoing, words such as "anticipates," "expects," "intends," "plans," and similar expressions are intended to indentify forward-looking statements. These statements are subject to a number of risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. The Partnership undertakes no obligation to update these forward-looking statements to reflect future events or circumstances.

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

  Prior to the commencement of the Partnership's proxy solicitation, the Partnership raised a total of $16,008,310 through the Offering and an additional $435,100 through the Plan as of March 31, 1997 and December 31, 1996. As of March 31, 1997 and December 31, 1996, Units valued at $118,706 have been repurchased by the Partnership from Limited Partners liquidating their original investment and have been retired.

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

  On October 31, 1996, the Partnership purchased a 24% equity interest in a joint venture with affiliated public real estate limited partnerships, the Brauvin Bay County Venture. The Brauvin Bay County Venture purchased real property upon which is operated a newly constructed Blockbuster Video store. The property contains 6,466 square foot building located on a 40,075 square foot parcel of land.

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

  Below is a table summarizing the historical data for distribution rates per unit:

 Distribution
     Date        1997       1996      1995     1994

February 15    $.2422(a)   $.2000    $.2000   $.1625

May 15                      .1875     .2000    .1750

August 15                      --     .2000    .2000

November 15                    --     .2000    .2500

(a) The 1997 distribution was made on March 31, 1997.

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

  The Partnership drafted a proxy statement, which required prior review and comment by the Commission, to solicit proxies for use at the Special Meeting originally to be held at the offices of the Partnership on September 24, 1996. As a result of various pending legal issues, as described in legal proceedings, the Special Meeting was adjourned to November 8, 1996 at 10:30 a.m. The purpose of the Special Meeting was to vote upon the Sale and certain other matters as described in the Proxy.

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

  The General Partners of the Partnership are Mr. Jerome J. Brault, the Managing General Partner, and Brauvin Realty Advisors IV, Inc., the Corprate General Partner. Mr. Cezar M. Froelich resigned his position as an Individual General Partner of the Partnership effective as of September 17, 1996. The General Partners will not receive any fees in connection with the Transaction and will receive only a de minimis liquidating distribution of less than $17,000 in the aggregate in accordance with the terms of the Agreement.

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

  Following receipt of Limited Partner approval, representatives of the Purchaser commenced in earnest the finalization of the Purchaser's financing and its due diligence review of the assets of the Partnership and those of the Affiliated Partnerships. The due diligence process has revealed certain concerns relating to potential environmental problems at some of the properties of the Affiliated Partnerships. The due diligence review has also raised questions regarding the interpretation of certain terms in the leases governing some of the Affiliated Partnerships' properties.
A very significant tenant of the Affiliated Partnerships is interpreting certain purchase options contained in its leases in a way that would cause the value of the properties leased by such tenant to be significantly below the current appraised value. Members of management of the Partnership and the Affiliated Partnerships have been working diligently with tne Purchaser to assess these risks and to resolve them in a way that will allow the Sale and the related transactions to be consummated without any changes to the terms or the sale price. The Purchaser is continuing to assess certain lease provisions, assess the costs and risks of the litigation discussed below, and finalize its financing in the light of these developments.

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

Results of Operation - Three months Ended March 31, 1997 and 1996

  Results of operations for the three months ended March 31, 1997 reflected net income of $338,070 compared to net income of $261,649 for the three months ended March 31, 1996, an increase of approximately $76,400.

  Total income for the three months ended March 31, 1997 was $468,626 as compared to $398,443 for the period ended March 31, 1996, an increase of approximately $70,200. The increase in total income is primarily the result of the receipt by the Partnership of stock in the House of Fabrics, Inc. related to the House of Fabric's reorganization and its prior default on its lease obligation to the Partnership. The decrease in rental income is due to 1996 rental income reflecting a month of operations of the House of Fabrics property, while 1997 reflects no rental income for the House of Fabrics property. Partially offsetting this decrease in rental income is an increase in interest income, which was the result of higher investment cash balances during 1997.

  Total expenses for the three months ended March 31, 1997 were $119,064 as compared to $120,951 for the period ended March 31, 1996, a decrease of approximately $1,900. The decrease in expenses was due to the 1996 expenses reflecting valuation fees of $13,500 while no such fees have been incurred in 1997. Partially offsetting the valuation fee decrease is an increase in transaction costs of approximately $6,600 and an increase in general and administrative expenses associated with the Partnership's attempt to resolve some of the due diligence issues and related items associated with the Merger, as discussed above.

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

        On April 2, 1997, plaintiffs again requested that the District Court enjoin the closing of the transaction with the Purchaser. After conducting a lengthy hearing on May 1, 1997, the District Court denied plaintiffs' motion to enjoin the closing of the transaction with the Purchaser.

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

                      BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                        BY:  Brauvin Realty Advisors IV, Inc.
                             Corporate General Partner

                        By:  /s/ Jerome J. Brault
                             Jerome J. Brault
                             Chairman of the Board of
                             Directors, President and Chief
                             Executive Officer


                        By:  /s/ B. Allen Aynessazian
                             B. Allen Aynessazian
                             Chief Financial Officer and
                             Treasurer


                      INDIVIDUAL GENERAL PARTNER

                             /s/ Jerome J. Brault
                             Jerome J. Brault


DATED: May 15, 1997