Form 10-Q
period 1997-06-30
BRAUVIN CORPORATE LEASE PROGRAM IV L P
filed 1997-08-14
CIK 878657

                        UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

  For the quarterly period ended           June 30, 1997

                                or

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

                              INDEX
                                                                      Page
PART I Financial Information

Item 1. Consolidated Financial Statements . . . . . . . . .              3

       Consolidated Balance Sheets at June 30, 1997
       and December 31, 1996. . . . . . . . . . . . . . . .              4

       Consolidated Statements of Operations for the
       six months ended June 30, 1997 and 1996. . . . . . .              5

       Consolidated Statements of Operations for the
       three months ended June 30, 1997 and 1996. . . . . .              6

       Consolidated Statements of Partners' Capital for
       the periods January 1, 1996 to June 30, 1997 . . . .              7

       Consolidated Statements of Cash Flows for the
       six months ended June 30, 1997 and 1996. . . . . . .              8

       Notes to Consolidated Financial Statements . . . . .              9

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . .              28

PART II  Other Information

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . .             39

Item 2.  Changes in Securities. . . . . . . . . . . . . . . .            43

Item 3.  Defaults Upon Senior Securities. . . . . . . . . . .            43

Item 4.  Submissions of Matters to a Vote of Security Holders .          44

Item 5.  Other Information . . . . . . . . . . . . . . . . . .           44

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . .            44

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . .            45

                PART I - FINANCIAL INFORMATION



ITEM 1.  Consolidated Financial Statements

  Except for the December 31, 1996 Consolidated Balance Sheet, the following Consolidated Balance Sheet as of June 30, 1997, Consolidated Statements of Operations for the six months ended
June 30, 1997 and 1996, Consolidated Statements of Operations for the three months ended June 30, 1997 and 1996, Consolidated Statements of Partners' Capital for the periods January 1, 1996 to June 30, 1997 and Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and 1996 for Brauvin Corporate Lease Program IV L.P. (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1996 Annual Report on Form
10-K.

                BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                   (a Delaware limited partnership)

                   CONSOLIDATED BALANCE SHEETS

                                              June 30,    December 31,
                                               1997          1996
ASSETS

Investment in real estate, (Note 4):
  Land                                    $ 3,991,040    $ 3,991,040
  Buildings and improvements                9,460,590      9,460,590
                                           13,451,630     13,451,630
  Less:  Accumulated depreciation          (1,027,390)      (902,615)
  Net investment in real estate            12,424,240     12,549,015

Investment in Brauvin Bay County
   Venture (Note 5)                           256,517        259,104
Cash and cash equivalents                     875,054        753,655
Investment in marketable securities            46,778             --
Tenant receivables                                 --            325
Deferred rent receivable                      393,549        333,099
Prepaid offering costs                        175,163        175,163
Organization costs (net of
 accumulated amortization:
 1997-$30,000;1996-$28,000)                        --          2,000
Other assets                                   41,418         37,483
  Total Assets                            $14,212,719    $14,109,844

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and
 accrued expenses                         $    40,550    $    50,054
Due to an affiliate                             1,165             --
Rent received in advance                       41,283         47,146
   Total Liabilities                           82,998         97,200
MINORITY INTERESTS IN BRAUVIN
 GWINNETT COUNTY VENTURE                      696,628        702,443
PARTNERS' CAPITAL:
 General Partners                              10,794         10,794
 Limited Partners                          13,422,299     13,299,407
   Total Partners' Capital                 13,433,093     13,310,201
   Total Liabilities and
     Partners' Capital                    $14,212,719    $14,109,844

   See accompanying notes to consolidated financial statements.

              BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                 (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Six Months Ended June 30,

                                             1997            1996
INCOME:
     Rental                                 $ 747,888        $761,387
     Interest                                  19,029          15,835
     Other                                     68,183           1,713
      Total income                            835,100         778,935

EXPENSES:
     General and administrative               112,262          88,432
     Management fees (Note 3)                   7,421           7,098
     Amortization of organization costs         2,000           3,000
     Depreciation                             124,775         132,068
     Valuation fees                                --          27,000
     Transaction costs (Note 6)                47,162          10,198
      Total expenses                          293,620         267,796

Income before minority and equity
     interests in joint venture               541,480         511,139
Minority interests' share in Brauvin
     Gwinnett County Venture's net income     (31,435)        (30,874)
Equity interest in Brauvin Bay
     County Venture                             8,213              --

Net income                                   $518,258        $480,265

Net income allocated to the
      Limited Partners                       $518,258        $480,265

Net income per Unit outstanding (a)          $   0.32        $   0.29

(a)Net income per Unit was based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the distribution reinvestment plan (the "Plan").


   See accompanying notes to consolidated financial statements.

            BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended June 30,
                                           1997             1996
INCOME:
     Rental                              $ 377,062        $372,794
     Interest                                8,834           7,563
     Other                                 (19,422)            135
      Total income                         366,474         380,492

EXPENSES:
     General and administrative             67,685          52,160
     Management fees (Note 3)                3,437           3,453
     Amortization of organization costs        500           1,500
     Depreciation                           62,387          66,034
     Valuation fees                             --          13,500
     Transaction costs (Note 6)             40,547          10,198
      Total expenses                       174,556         146,845

Income before minority and equity
     interests in joint venture            191,918         233,647
Minority interests' share in Brauvin
     Gwinnett County Venture's net income  (15,588)        (15,031)
Equity interest in Brauvin Bay
     County Venture                          3,858              --

Net income                                $180,188        $218,616

Net income allocated to the
      Limited Partners                    $180,188        $218,616

Net income per Unit outstanding (a)       $   0.11        $   0.13

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

            BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                (a Delaware limited partnership)

          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
    For the periods from January 1, 1996 through June 30, 1997

                                   General        Limited
                                   Partners       Partners*     Total

Balance, January 1, 1996             $10,794  $14,028,233  $14,039,027

Contributions, net                        --        5,982        5,982
Selling commissions and
 offering costs                           --       (4,918)      (4,918)
Net loss                                  --      (97,221)     (97,221)
Cash distributions                        --     (632,669)    (632,669)

Balance, December 31, 1996            10,794   13,299,407   13,310,201

Net income                                --      518,258      518,258
Cash distributions                        --     (395,366)    (395,366)

Balance, June 30, 1997               $10,794  $13,422,299  $13,433,093



* Total Units sold, including those raised through the Plan at June 30, 1997 and December 31, 1996 were 1,632,510. Cash distributions to Limited Partners per Unit were $0.24 and $0.39 for the three months ended June 30, 1997 and the year ended December 31, 1996, respectively. Cash distributions to Limited Partners per Unit are based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.







   See accompanying notes to consolidated financial statements.

            BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                 (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30,

                                                   1997          1996
Cash flows from operating activities:
Net income                                     $518,258      $ 480,265
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                126,775        135,068
   Minority interests in Brauvin Gwinnett
    County Venture's net income                  31,435         30,874
   Equity interest in Brauvin Bay
    County Venture's net income                  (8,213)            --
   Increase in investment in
    marketable securities                       (46,778)            --
   Decrease (increase) in tenant receivable         325           (325)
   Increase in deferred rent receivable         (60,450)       (60,495)
   Decrease in due from affiliates                   --          7,627
   Increase in other assets                      (3,935)        (3,966)
  (Decrease) increase in accounts
    payable and accrued expenses                 (9,504)        14,456
   Decrease in rent received in advance          (5,863)       (40,155)
   Increase in due to affiliates                  1,165             --
Net cash provided by operating activities       543,215        563,349

Cash flows from investing activities:
Distribution from
  Brauvin Bay County Venture                     10,800             --
Cash provided by investing activities            10,800             --

Cash flows from financing activities:
Sale of Units, net of liquidations, selling
  commissions and other offering costs               --          1,885
Cash distributions to Limited Partners         (395,366)      (632,669)
Cash distribution to minority interest
  in Brauvin Gwinnett County Venture            (37,250)       (35,760)
Net cash used in financing activities          (432,616)      (666,544)
Net increase (decrease) in cash and
  cash equivalents                              121,399       (103,195)
Cash and cash equivalents at beginning
  of period                                     753,655        711,167
Cash and cash equivalents at end of period     $875,054      $ 607,972


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

  The Partnership filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which was declared effective on December 12, 1991. Per the terms of the Restated Limited Partnership Agreement of the Partnership (the "Agreement"), the minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on April 27, 1992. The Partnership's offering was anticipated to close on December 11, 1992 but the Partnership obtained an extension until December 11, 1993. A total of 1,600,831 Units were sold to the public through the offering at $10 per Unit ($16,008,310). Through June 30, 1997 and
December 31, 1996, the Partnership has sold $16,443,810 of Units. This total includes $435,100 of Units raised by Limited Partners who utilized their distributions of Operating Cash Flow to purchase additional Units through the Partnership's distribution
reinvestment plan (the "Plan").   Units valued at $118,706, have
been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of June 30, 1997 and December 31, 1996. As of June 30, 1997, the Plan participants own Units which approximate 3% of the total Units sold.

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

     Investment in Real Estate

     At June 30, 1997 and December 31, 1996 the Partnership has classified its real estate investments as held for sale in recognition of the proposed transaction (See Note 6), and the properties are stated at the lower of cost including acquisition costs, or net realizable value. Depreciation expense is computed on a straight-line basis over approximately 39 years.

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

     Investment in Marketable Securities

   The market value of stock received from the bankruptcy of the House of Fabrics and held at June 30, 1997 was approximately
$46,778. The House of Fabrics stock is currently available for sale.

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

     The fair value estimates presented herein are based on information available to management as of June 30, 1997 but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

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

  An affiliate of a former General Partner provided securities and real estate counsel to the Partnership.

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the six months ended June
30, 1997 and 1996, were as follows:

                                                  1997         1996
        Selling commissions                     $    --     $ 4,098
        Management fees                           7,421       7,098
        Reimbursable operating
         expense                                 51,738      39,000
        Legal fees                                  114       3,304

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

(5) INVESTMENT IN JOINT VENTURE

 The Partnership owns an equity interest in the Brauvin Bay County Venture and reports its investment on the equity method. The following are condensed financial statements for the Brauvin Bay
County Venture:
                   BRAUVIN BAY COUNTY VENTURE

                                   June 30, 1997    December 31, 1996
Land and buildings, net               $1,061,881          $1,069,277
Other assets                              19,254              13,531
                                      $1,081,135          $1,082,808

Liabilities                           $   10,263          $    1,155
Partners' capital                      1,070,872           1,081,653
                                      $1,081,135          $1,082,808

               For the six months ended June 30,

                                       1997
Rental income                            $55,271

Expenses:
Depreciation                               7,396
Management fees                              685
Operating and administrative              12,970
                                          21,051
Net income                               $34,220

(6) SALE OF PROPERTIES AND LITIGATION

    Sale of Properties

  Pursuant to the terms of an agreement of purchase and sale of assets dated as of June 14, 1996, as amended March 24, 1997 and June 30, 1997 (the "Sale Agreement"), the Partnership proposes to sell substantially all of the Partnership's properties (the "Assets") to Brauvin Real Estate Funds L.L.C., a Delaware limited liability company affiliated with certain of the General Partners (the "Purchaser"), for a purchase price of $12,489,100, in cash, which is approximately $7.65 per Unit. If certain conditions of the Transaction are met, the Partnership will be liquidated and the Class A Limited Partners will receive a liquidating distribution of approximately $6.95 to $7.50 per Unit in cash based upon the time such Class A Limited Partners invested in the Partnership and Class B Limited Partners will receive a liquidating distribution of approximately $8.44 to $8.73 per Unit. The Limited Partners holding a majority of the Units approved the Sale on November 8, 1996. In approving the Sale, the Limited Partners also approved the adoption of an amendment to the Agreement, to allow the Partnership to sell or lease property to affiliates (this amendment, together with the Sale shall be referred to herein as the "Transaction").

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

 Following receipt of Limited Partner approval, the Purchaser commenced the finalization of the Purchaser's financing and its due diligence review of the Assets and the assets of the Affiliated Partnerships (as defined below). The due diligence process has revealed certain concerns relating to potential environmental problems at some of the properties of the Affiliated Partnerships. The due diligence review has also raised questions regarding the interpretation of certain terms in the leases governing some of the Affiliated Partnerships' properties. A very significant tenant of the Affiliated Partnerships is interpreting certain purchase options contained in its leases in a way that would cause the value of the properties leased by such tenant to be significantly below the current appraised value. Members of management of the Partnership and the Affiliated Partnerships have been working diligently with the Purchaser to assess these risks and to resolve them in a way that will allow the Sale and the related transactions to be consummated without any changes to the terms or the sale price. The Purchaser is continuing to assess certain lease provisions, assess the costs and risks of the litigation discussed below, and finalize its financing in the of these developments.

 In accordance with the terms of the Sale Agreement, the Operating General Partners suspended all distributions to Limited Partners, however, as a result of the unforeseen delays brought about by the litigation and the due diligence issues highlighted above, the Operating General Partners felt it was appropriate that an earnings distribution be made to the Limited Partners. Although the terms of the Sale Agreement entered into by the Partnership and the Purchaser provide that the Assets being acquired by the Purchaser in connection with the Sale include all earnings of the Partnership from and after August 1, 1996, the Purchaser has agreed to allow the Partnership to make distributions to the Limited Partners of net earnings for the period from and after January 1, 1997 until the Sale is consummated. In exchange, the Partnership has agreed to extend the termination date of the Sale Agreement to September 30, 1997 to allow the Purchaser time to complete its due diligence. Notwithstanding the extension of the termination date, the Partnership and the Purchaser continue to work through the due diligence issues outlined above, with the intent of closing the sale as soon as possible.

 A distribution of the Partnership's net earnings for the period January 1, 1997 to March 31, 1997 was made to the Limited Partners on March 31, 1997 in the amount of approximately $597,600. A distribution of the Partnership's net earnings for the period April 1, 1997 to June 30, 1997 was made to the Limited Partners on July 15, 1997 in the amount of approximately $178,500. Net earnings accruing after June 30, 1997 through the closing date will be included with the final cash distribution to the Limited Partners from the Sale.

 The lawsuit as described below has now been pending for approximately eleven months. The suit continues to command the time, attention and resources of the Partnership. The Operating General Partners believe the lawsuit is unfounded and without merit. The delay and expense of this action continues to frustrate the will and majority vote of the Limited Partners. Unfortunately, the Operating General Partners are unable to predict when this matter will be resolved, however the delay is having an adverse effect on the Partnership today as well as on future prospects.

 For example, the July 15, 1997 distribution is based on the net earnings of the Partnership during the second quarter. However, this distribution was significantly lower than the prior distribution. This was primarily due to the fact that the distributions reflect the full impact of the loss of rent from the vacated facility in Joliet, IL (formerly leased to the House of Fabrics). This property represents approximately 12.6% of the Assets. This asset is currently not producing any income, however it is generating net expenses, such as real estate taxes, maintenance, etc., to the Partnership. The Operating General Partners are actively marketing this property but currently no replacement tenant has been located.

 In addition to this factor, the distribution has been negatively affected because the Partnership has incurred significant legal costs to defend against the lawsuit. The Operating General Partners anticipate that these costs will continue as long as the litigation is pending.

 Litigation

 Three legal actions, as hereinafter described, were filed against the General Partners and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Sale. Each of these actions was brought by limited partners of the Partnership. The Partnership and the General Partners and their named affiliates deny all allegations set forth in the complaints and are vigorously defending against such claims.

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


  B. The Illinois Christman Lawsuit

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

  On September 27, 1996, counsel for plaintiffs, The Mills Law Firm, mailed a solicitation to all of the Limited Partners, requesting that they revoke their previously-mailed proxies in favor of the proposed transaction with the Purchaser. On October plaintiffs and their counsel, The Mills Law Firm, alleging that plaintiffs and The Mills Law Firm violated the federal securities laws and proxy rules by sending their September 27, 1996 letter to the Limited Partners. The plaintiffs and The Mills Law Firm have moved to dismiss this counterclaim. The District Court has taken this motion under advisement and has yet to issue a ruling.

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

  On April 2, 1997, plaintiffs again requested that the District Court preliminarily enjoin the closing of the transaction with the Purchaser. After conducting a lengthy hearing on May 1, 1997, the District Court denied plaintiffs' motion to preliminarily enjoin the closing of the transaction with the Purchaser.

  C. The Scialpi Illinois Lawsuit

  On June 20, 1997, another lawsuit was filed in the United States District Court for the Northern District of Illinois, styled Benjamin Siegel, Rebecca Scialpi, Helen Friedlander, and BHS & Associates, Inc. v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., James L. Brault, Brauvin Real Estate Funds LLC, Brauvin High Yield Fund L.P., Brauvin High Yield Fund II L.P., Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P. docket number 97 C 4450. The Partnership and the Affiliated Partnerships are each named as "Nominal Defendant" in the lawsuit, Jerome J. Brault and the Corporate General Partner of the Partnership, as well as the corporate general partners of the Affiliated Partnerships, have been named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, is also named as a defendant. The complaint has not been served upon any of the defendants.

  Notably, the complaint was filed by two of the same parties, Scialpi and Friedlander, who are plaintiffs in the Florida lawsuit, which is described above. The plaintiffs are also represented by the same lawyers that represent them in the Florida lawsuit.

  The complaint alleges a putative class action consisting of claims that certain Commission rules were violated by making false and misleading statements in the Proxy, the defendants breached their fiduciary duties, and breached the Agreement. The complaint was consolidated with the Christman lawsuit, which is described above, pursuant to General Rule 2.31 of the United States District Court of the Northern District of Illinois, and is presently pending before Judge Gottschall.

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

(7) SUBSEQUENT EVENT

  On July 15, 1997, the Partnership paid Limited Partners a distribution of approximately $178,500.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

General

   Certain statements in this Quarterly Report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found in this section. Without limiting the foregoing, words such as "anticipates," "expects," "intends," "plans," and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. The Partnership undertakes no obligation to update these forward-looking statements to reflect future events or circumstances.

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

  Prior to the commencement of the Partnership's proxy solicitation, the Partnership raised a total of $16,008,310 through the Offering and an additional $435,100 through the Plan as of June 30, 1997 and December 31, 1996. As of June 30, 1997 and December 31, 1996, Units valued at $118,706 have been repurchased by the Partnership from Limited Partners liquidating their original investment and have been retired.

  The Partnership purchased the land and buildings underlying a Steak n Shake restaurant and a Children's World Learning Center in 1992. In 1993, the Partnership purchased the land and buildings underlying two Chuck E. Cheese's restaurants, a Mrs. Winner's Chicken & Biscuit restaurant, a House of Fabrics store, and a Volume ShoeSource. Additionally in 1993, the Partnership acquired a 70.2% equity interest in a joint venture with affiliated public real estate limited partnerships that acquired the land and building underlying a CompUSA computer superstore. The Partnership acquired the land and buildings underlying an East Side Mario's restaurant, a Blockbuster Video store and a Waldens Books Store in 1994. In 1996, the Partnership acquired a 24% equity interest in a joint venture with affiliated public real estate limited partnerships that acquired the land and building underlying a Blockbuster Video store.

  The following is additional information regarding the Partnership acquisitions during the last three years:

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

  The Walden Books Tenant leased the Walden Books Property under a triple-net lease whereby the Walden Books Tenant pays for all expenses related to the Walden Books Property including real estate taxes, insurance premiums and maintenance and repair costs. The Partnership is responsible for repairs to the roof and structure. The General Partners believe that the costs associated with these items will be minimal during the lease term as the building is in good condition. The Partnership may reserve a portion of the rent for possible repairs in the future.

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

  Below is a table summarizing the historical data for distribution rates per unit:

 Distribution
     Date          1997        1996       1995      1994

February 15      $.2422(a)    $.2000    $.2000     $.1625

May 15               --        .1875     .2000      .1750

August 15         .1093(b)        --     .2000      .2000

November 15                       --     .2000      .2500

(a) The 1997 distribution was made on March 31, 1997.
(b) The 1997 distribution was made on July 15, 1997.

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

  The General Partners of the Partnership are Mr. Jerome J. Brault, the Managing General Partner, and Brauvin Realty Advisors IV, Inc., the Corporate General Partner. Mr. Cezar M. Froelich resigned his position as an Individual General Partner of the Partnership effective as of September 17, 1996. The General Partners will not receive any fees in connection with the Transaction and will receive only a de minimis liquidating distribution of less than $17,000 in the aggregate in accordance with the terms of the Agreement.

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

  Following receipt of Limited Partner approval, representatives of the Purchaser commenced in earnest the finalization of the Purchaser's financing and its due diligence review of the Assets and the assets of the Affiliated Partnerships. The due diligence process has revealed certain concerns relating to potential environmental problems at some of the properties of the Affiliated Partnerships. The due diligence review has also raised questions regarding the interpretation of certain terms in the leases governing some of the Affiliated Partnerships' properties. A very significant tenant of the Affiliated Partnerships is interpreting certain purchase options contained in its leases in a way that would cause the value of the properties leased by such tenant to be significantly below the current appraised value. Members of management of the Partnership and the Affiliated Partnerships have been working diligently with the Purchaser to assess these risks and to resolve them in a way that will allow the Sale and the related transactions to be consummated without any changes to the terms or the sale price. The Purchaser is continuing to assess certain lease provisions, assess the costs and risks of the litigation discussed below, and finalize its financing in the light of these developments.

  In accordance with the terms of the Sale Agreement, the Operating General Partners suspended all distributions to Limited Partners, however, as a result of the unforeseen delays brought about by the litigation and the due diligence issues highlighted above, the Operating General Partners felt it was appropriate that an earnings distribution be made to the Limited Partners. Although the terms of the Sale Agreement entered into by the Partnership and the Purchaser provides that the assets being acquired by the Purchaser in connection with the Sale include all earnings of the Partnership from and after August 1, 1996, the Purchaser has agreed to allow the Partnership to make distributions to the Limited Partners of net earnings for the period from and after January 1, 1997 until the Sale is consummated. In exchange, the Partnership has agreed to extend the termination date of the Sale Agreement to September 30, 1997 to allow the Purchaser time to complete its due diligence. Notwithstanding the extension of the termination date, the Partnership and the Purchaser continue to work through the due diligence issues outlined above, with the intent of closing the Sale as soon as possible. Net earnings accruing after June 30, 1997 through the closing date will be included with the final cash distribution to the Limited Partners from the Sale.

  A distribution of the Partnership's net earnings for the period January 1, 1997 to March 31, 1997 was made to the Limited Partners on March 31, 1997 in the amount of approximately $395,400. A distribution of the Partnership's net earnings for the period April 1, 1997 to June 30, 1997 was made to the Limited Partners on July 15, 1997 in the amount of approximately $178,500. Net earnings accruing after June 30, 1997 through the closing date will be included with the final cash distribution to the Limited Partners from the Sale.

  The lawsuit has now been pending for approximately eleven months. The suit continues to command the time, attention and resources of the Partnership. The Operating General Partners believe the lawsuit is unfounded and without merit. The delay and expense of this action continues to frustrate the will and majority vote of the Limited Partners. Unfortunately, the Operating General Partners are unable to predict when this matter will be resolved, however the delay is having an adverse effect on the Partnership today as well as on future prospects.

  For example, the July 15, 1997 distribution is based on the net earnings of the Partnership during the second quarter. However, this distribution is significantly lower than the prior distribution. This is primarily due to the fact that the distributions are now reflecting the full impact of the loss of rent from the vacated facility in Joliet, IL (formerly leased to the House of Fabrics). This property represents approximately 12.6% of the Assets. This asset is currently not producing any income, however, it is generating net expenses, such as real estate taxes, maintenance, etc. to the Partnership. The Operating General Partners are actively marketing this property but currently no replacement tenant has been located.

  In addition to this factor, the distribution has been negatively affected because the Partnership has incurred significant legal costs to defend against the lawsuit. The Operating General
Partners anticipate that these costs will continue as long as the litigation as long as the litigation is pending.

  Also affecting a comparison between the two distributions is the fact that the first quarter distribution included a one-time revenue item. During the first quarter of 1997, the Partnership received a settlement of its claims against the House of Fabrics. This settlement amount was distributed last quarter and caused the distribution amount to be significantly greater than the ongoing earnings of the Partnership. The Operating General Partners do not expect the Partnership to receive any similar payments again.

Results of Operation - Six Months Ended June 30, 1997 and 1996

  Results of operations for the six months ended June 30, 1997 reflected net income of $518,258 compared to net income of $480,265 for the six months ended June 30, 1996, an increase of approximately $38,000.

  Total income for the six months ended June 30, 1997 was $835,100 as compared to $778,935 for the period ended June 30, 1996, an increase of approximately $56,200 . The increase in total income was primarily the result of the Federal Bankruptcy courts decision awarding the Partnership stock in the House of Fabrics. The decrease in rental income is due to the 1996 rental income reflecting a month of operations of the House of Fabrics property, while 1997 reflects no rental income for the House of Fabrics property. Partially offsetting this decrease in rental income was an increase in interest income, which was the result of higher investment cash balances during 1997.

  Total expenses for the six months ended June 30, 1997 were $293,620 as compared to $267,796 for the period ended June 30, 1996, an increase of approximately $25,800. The increase in expenses was due to an increase in transaction costs of approximately $37,000 and an increase in general and administrative expenses of approximately $23,800 associated with the Partnership's attempt to resolve some of the due diligence issues and related items associated with the Sale, as discussed above. Partially offsetting these increases is a decrease related to valuation fees, in 1996 valuation fees of $27,000 were booked for the six months ended June 30, 1996 compared to no such fees being incurred in 1997.


Results of Operation - Three Months Ended June 30, 1997 and 1996

  Results of operations for the three months ended June 30, 1997 reflected net income of $180,188 compared to net income of $218,616 for the three months ended June 30, 1995, a decrease of approximately $38,400.

  Total income for the three months ended June 30, 1997, was $366,474 compared to $380,492 for the period ended June 30, 1996, a decrease of approximately $14,000. The decrease in total income was due to 1997 reflecting the reduction in the value of the House of Fabrics stock held for sale.

  Total expenses for the three months ended June 30, 1997 were $174,556 compared to $146,845 for the period ended June 30, 1996, an increase of approximately $27,700. The increase in expenses was primarily the result of an increase in transaction costs of approximately $30,300 and an increase in general and administrative expense of approximately $15,500 associated with the Partnership's attempt to resolve some of the due diligence issues and related items associated with the Sale, as discussed above. Partially offsetting these increases was a decrease related to valuation fees, in 1996 valuation fees of $13,500 were booked for the three months ended June 30, 1996 compared to no such fees being incurred in 1997.

                  PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

  Three legal actions, as hereinafter described, were filed against the General Partners of the Partnership and affiliates of such General Partners, as well as, against the Partnership on a nominal basis in connection with the Sale. Each of these actions was brought by limited partners of the Partnership. The Partnership and the General Partners and their named affiliates deny all allegations set forth in the complaints and are vigorously defending against such claims.

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

  B. The Illinois Christman Lawsuit

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

  On April 2, 1997, plaintiffs again requested that the District Court preliminarily enjoin the closing of the transaction with the Purchaser. After conducting a lengthy hearing on May 1, 1997, the District Court denied plaintiffs' motion to preliminarily enjoin the closing of the transaction with the Purchaser.

  C. The Scialpi Illinois Lawsuit

  On June 20, 1997, another lawsuit was filed in the United States District Court for the Northern District of Illinois, styled Benjamin Siegel, Rebecca Scialpi, Helen Friedlander, and BHS & Associates, Inc. v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., James L. Brault, Brauvin Real Estate Funds LLC, Brauvin High Yield Fund L.P., Brauvin High Yield Fund II L.P., Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P. docket number 97 C 4450. The Partnership and the Affiliated Partnerships are each named as "Nominal Defendant" in the lawsuit, Jerome J. Brault and the Corporate General Partner of the Partnership, as well as the corporate general partners of the Affiliated Partnerships, have been named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, is also named as a defendant. The complaint has not been served upon any of the defendants.

  Notably, the complaint was filed by two of the same parties, Scialpi and Friedlander, who are plaintiffs in the Florida lawsuit, which is described above. The plaintiffs are also represented by the same lawyers that represent them in the Florida lawsuit.

  The complaint alleges a putative class action consisting of claims that certain Commission rules were violated by making false and misleading statements in the Proxy, the defendants breached their fiduciary duties, and breached the Agreement. The complaint was consolidated with the Christman lawsuit, which is described above, pursuant to General Rule 2.31 of the United States District Court of the Northern District of Illinois, and is presently pending before Judge Gottschall.

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


                      DATED: August 14, 1997