Form 10-Q
period 1997-09-30
BRAUVIN CORPORATE LEASE PROGRAM IV L P
filed 1997-11-14
CIK 878657

                        UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the quarterly period ended        September 30, 1997


                                or

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

                              INDEX

                                                                       Page
PART I Financial Information

Item 1. Consolidated Financial Statements . . . . . . . . .              3

       Consolidated Balance Sheets at September 30, 1997
       and December 31, 1996. . . . . . . . . . . . . . . .              4

       Consolidated Statements of Operations for the
       nine months ended September 30, 1997 and 1996. . . .              5

       Consolidated Statements of Operations for the
       three months ended September 30, 1997 and 1996 . . .              6

       Consolidated Statements of Partners' Capital for
       the periods January 1, 1996 to September 30, 1997. .              7

       Consolidated Statements of Cash Flows for the
       nine months ended September 30, 1997 and 1996. . . .              8

       Notes to Consolidated Financial Statements . . . . .              9

Item 2. Management's Discussion and Analysis of Financial
       Condition and Results of Operations. . . . . . . . .             30

PART II Other Information

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . .             41

Item 2. Changes in Securities . . . . . . . . . . . . . . .             46

Item 3. Defaults Upon Senior Securities . . . . . . . . . .             46

Item 4. Submissions of Matters to a Vote of Security Holders            46

Item 5. Other Information . . . . . . . . . . . . . . . . .             46

Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . .             46

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . .             47

                PART I - FINANCIAL INFORMATION



ITEM 1.  Consolidated Financial Statements.

  Except for the December 31, 1996 Consolidated Balance Sheet, the following Consolidated Balance Sheet as of September 30, 1997, Consolidated Statements of Operations for the nine months ended September 30, 1997 and 1996, Consolidated Statements of Operations for the three months ended September 30, 1997 and 1996, Consolidated Statements of Partners' Capital for the periods January 1, 1996 to September 30, 1997 and Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and 1996 for Brauvin Corporate Lease Program IV L.P. (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1996 Annual Report on Form
10-K.

                BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                 (a Delaware limited partnership)

                   CONSOLIDATED BALANCE SHEETS

                                           September 30,  December 31,
                                               1997          1996
ASSETS

Investment in real estate, (Note 4):
  Land                                   $3,991,040     $3,991,040
  Buildings and improvements              9,460,590      9,460,590
                                         13,451,630     13,451,630
  Less:  Accumulated depreciation        (1,090,707)      (902,615)
  Net investment in real estate          12,360,923     12,549,015
Investment in Brauvin Bay County
    Venture (Note 5)                        253,382        259,104
Cash and cash equivalents                   987,313        753,655
Investment in marketable securities          32,948             --
Tenant receivables                               --            325
Deferred rent receivable                    423,774        333,099
Prepaid offering costs                      175,163        175,163
Organization costs (net of
 accumulated amortization:
 1997-$30,000;1996-$28,000)                      --          2,000
Other assets                                 41,418         37,483
Total Assets                             14,274,921    $14,109,844
LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and
 accrued expenses                       $    62,565    $    50,054
Due to an affiliate                           1,106             --
Rent received in advance                     32,168         47,146
   Total Liabilities                         95,839         97,200
MINORITY INTERESTS IN BRAUVIN
 GWINNETT COUNTY VENTURE                    695,927        702,443
PARTNERS' CAPITAL:
General Partners                             10,794         10,794
 Limited Partners                        13,472,361     13,299,407
 Total Partners' Capital                 13,483,155     13,310,201
 Total Liabilities and
   Partners' Capital                    $14,274,921    $14,109,844

   See accompanying notes to consolidated financial statements.

                BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                    (a Delaware limited partnership)

                CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Nine Months Ended September 30,

                                                  1997            1996
INCOME:
     Rental                                    $1,131,803      $1,146,715
     Interest                                      29,487          24,625
     Other                                         57,475           7,121
      Total income                              1,218,765       1,178,461

EXPENSES:
     General and administrative                   153,756         137,217
     Management fees (Note 3)                      10,820          10,494
     Amortization of organization costs             2,000           4,500
     Depreciation                                 188,092         198,102
     Valuation fees                                    --          28,203
     Transaction costs (Note 6)                    82,853         153,043
      Total expenses                              437,521         531,559

Income before minority and equity
     interests in joint venture                   781,244         646,902
Minority interests' share in Brauvin
     Gwinnett County Venture's net income         (47,423)        (47,292)
Equity interest in Brauvin Bay
County Venture                                     12,998              --

Net income                                       $746,819        $599,610
Net income allocated to the
      Limited Partners                           $746,819        $599,610

Net income per Unit outstanding (a)              $   0.46        $   0.37

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


   See accompanying notes to consolidated financial statements.
            BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended September 30,
                                                   1997           1996
INCOME:
     Rental                                      $383,915        $385,328
     Interest                                      10,458           8,790
     Other                                        (10,708)          5,408
      Total income                                383,665         399,526

EXPENSES:
     General and administrative                    41,494          48,785
     Management fees (Note 3)                       3,399           3,396
     Amortization of organization costs                --           1,500
     Depreciation                                  63,317          66,034
     Valuation fees                                    --           1,203
     Transaction costs (Note 6)                    35,691         142,845
      Total expenses                              143,901         263,763

Income before minority and equity
     interests in joint venture                   239,764         135,763
Minority interests' share in Brauvin
     Gwinnett County Venture's net income         (15,988)        (16,418)
Equity interest in Brauvin Bay
County Venture                                      4,785              --

Net income                                       $228,561        $119,345

Net income allocated to the
      Limited Partners                           $228,561        $119,345

Net income per Unit outstanding (a)              $   0.14        $   0.07

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

            BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                (a Delaware limited partnership)

          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
 For the periods from January 1, 1996 through September 30, 1997

                                        General     Limited
                                       Partners    Partners*     Total

Balance, January 1, 1996                $10,794  $14,028,233  $14,039,027

Contributions, net                           --        5,982        5,982
Selling commissions and
 offering costs                              --       (4,918)      (4,918)
Net loss                                     --      (97,221)     (97,221)
Cash distributions                           --     (632,669)    (632,669)

Balance, December 31, 1996               10,794   13,299,407   13,310,201

Net income                                   --      746,819      746,819
Cash distributions                           --     (573,865)    (573,865)

Balance, September 30, 1997             $10,794  $13,472,361  $13,483,155



* Total Units sold, including those raised through the Plan at September 30, 1997 and December 31, 1996, were 1,632,510. Cash distributions to Limited Partners per Unit were $0.35 and $0.39 for the nine months ended September 30, 1997 and the year ended December 31, 1996, respectively. Cash distributions to Limited Partners per Unit are based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.

        See accompanying notes to consolidated financial statements.

            BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                 (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30,

                                                        1997       1996
Cash flows from operating activities:
 Net income                                          $746,819   $599,610
 Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                       190,092    202,602
  Minority interests in Brauvin Gwinnett
   County Venture's net income                         47,423     47,292
  Equity interest in Brauvin Bay
   County Venture's net income                        (12,998)        --
  Increase in investment in
   marketable securities                              (32,948)        --
  Decrease (increase) in tenant receivable                325       (325)
  Increase in deferred rent receivable                (90,675)   (90,720)
  Decrease in due from affiliates                       --         7,627
  Increase in other assets                             (3,935)    (2,403)
  Increase in accounts
   payable and accrued expenses                        12,511     98,490
  Decrease in rent received in advance                (14,978)   (40,155)
  Increase in due to affiliates                         1,106         --
  Net cash provided by operating activities           842,742    822,018

Cash flows from investing activities:
  Distribution from
   Brauvin Bay County Venture                          18,720         --
  Cash provided by investing activities                18,720         --

Cash flows from financing activities:
  Sale of Units, net of liquidations, selling
   commissions and other offering costs                    --      1,885
  Cash distributions to Limited Partners             (573,865)  (632,669)
  Cash distribution to minority interest
   in Brauvin Gwinnett County Venture                 (53,939)   (53,640)
  Net cash used in financing activities              (627,804)  (684,424)
  Net increase in cash and
   cash equivalents                                   233,658    137,594
  Cash and cash equivalents at beginning
   of period                                          753,655    711,167
  Cash and cash equivalents at end of period         $987,313  $ 848,761


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

  The Partnership filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which was declared effective on December 12, 1991. Per the terms of the Restated Limited Partnership Agreement of the Partnership (the "Agreement"), the minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on April 27, 1992. The Partnership's offering was anticipated to close on December 11, 1992 but the Partnership obtained an extension until December 11, 1993. A total of 1,600,831 Units were sold to the public through the offering at $10 per Unit ($16,008,310). Through September 30, 1997 and December 31, 1996, the Partnership has sold $16,443,810 of Units. This total includes $435,100 of Units raised by Limited Partners who utilized their distributions of Operating Cash Flow to purchase additional Units through the Partnership's distribution
reinvestment plan (the "Plan").   Units valued at $118,706, have
been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of September 30, 1997 and December 31, 1996. As of September 30, 1997, the Plan participants own Units which approximate 3% of the total Units sold.

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

      Investment in Real Estate

     At September 30, 1997 and December 31, 1996, the Partnership has classified its real estate investments as held for sale in recognition of the proposed transaction (see Note 6), and the properties are stated at the lower of cost including acquisition costs, or net realizable value. Depreciation expense is computed on a straight-line basis over approximately 39 years.

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

     Investment in Marketable Securities

   The market value of stock received from the bankruptcy of the House of Fabrics and held at September 30, 1997 was approximately
$32,948. The House of Fabrics stock is currently available for sale.

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

     The fair value estimates presented herein are based on information available to management as of September 30, 1997 but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

     The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; accounts payable and accrued expenses; due to affiliate; and rent received in advance.

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

  Fees, commissions and other expenses paid or payable to the General Partners or their affiliates for the nine months ended
September 30, 1997 and 1996, were as follows:

                                        1997         1996
        Selling commissions          $    --       $ 4,098
        Management fees               10,820        10,494
        Reimbursable operating
         expense                      62,944        70,852
        Legal fees                       144         4,900
        Acquisition fees                  --         1,821

   As of September 30, 1997, the Partnership has made all payments to affiliates except for $1,106 related to management fees.

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

(5) INVESTMENT IN JOINT VENTURE

 The Partnership owns an equity interest in the Brauvin Bay County Venture and reports its investment on the equity method. The following are condensed financial statements for the Brauvin Bay
County Venture:


                   BRAUVIN BAY COUNTY VENTURE

                                 September 30, 1997   December 31, 1996
Land and buildings, net               $1,057,470          $1,069,277
Other assets                               1,532              13,531
                                      $1,059,002          $1,082,808

Liabilities                           $    1,191          $    1,155
Partners' capital                      1,057,811           1,081,653
                                      $1,059,002          $1,082,808



            For the nine months ended September 30,

                                           1997
Rental income                            $82,628

Expenses:
Depreciation                              11,807
Management fees                              879
Operating and administrative              15,783
                                          28,469
Net income                               $54,159

(6) SALE OF PROPERTIES AND LITIGATION

    Sale of Properties

  Pursuant to the terms of an agreement of purchase and sale of assets dated as of June 14, 1996, as amended March 24, 1997, June 30, 1997 and September 30, 1997 (the "Sale Agreement"), the Partnership proposes to sell substantially all of the Partnership's properties (the "Assets") to Brauvin Real Estate Funds L.L.C., a Delaware limited liability company affiliated with the General Partners (the "Purchaser"), for a purchase price of $12,489,100, in cash, which is approximately $7.65 per Unit. If certain conditions of the Transaction are met, the Partnership will be liquidated and the Class A Limited Partners will receive a liquidating distribution of approximately $6.95 to $7.50 per Unit in cash based upon the time such Class A Limited Partners invested in the Partnership and Class B Limited Partners will receive a liquidating distribution of approximately $8.44 to $8.73 per Unit. The Limited Partners holding a majority of the Units approved the Sale on November 8, 1996. In approving the Sale, the Limited Partners also approved the adoption of an amendment to the Agreement, to allow the Partnership to sell or lease property to affiliates (this amendment, together with the Sale shall be referred to herein as the "Transaction").

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

  The Sale has not been completed primarily due to certain litigation, as described below, that is still pending. The
General Partners believe that these lawsuits are without merit and, therefore, continue to vigorously defend against them.

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

 In accordance with the terms of the Sale Agreement, the General Partners suspended all distributions to Limited Partners, however, as a result of the unforeseen delays brought about by the litigation and the due diligence issues highlighted above, the General Partners felt it was appropriate that an earnings distribution be made to the Limited Partners. Although the terms of the Sale Agreement entered into by the Partnership and the Purchaser provide that the Assets being acquired by the Purchaser in connection with the Sale include all earnings of the Partnership from and after August 1, 1996, the Purchaser has agreed to allow the Partnership to make distributions to the Limited Partners of net earnings for the period from and after January 1, 1997 until the Sale is consummated. In exchange, the Partnership has agreed to extend the termination date of the Sale Agreement to December 31, 1997 to allow the Purchaser time to complete its due diligence. Notwithstanding the extension of the termination date, the Partnership and the Purchaser continue to work through the due diligence issues outlined above, with the intent of closing the Sale as soon as possible.

 Distributions of the Partnership's net earnings for the periods January 1, 1997 to March 31, 1997 and April 1, 1997 to June 30, 1997 were made to the Limited Partners on March 31, 1997 and July 15, 1997, respectively in the amount of approximately $597,600 and $178,500, respectively. A distribution of the Partnership's net earnings for the period July 1, 1997 to September 30, 1997 was made to the Limited Partners on October 22, 1997 in the amount of approximately $288,400. Net earnings accruing after September 30, 1997 through the closing date will be included with the final cash distribution to the Limited Partners from the Sale.


 The lawsuit as described below has now been pending for approximately 14 months. The suit continues to command the time, attention and resources of the Partnership. The General Partners believe the lawsuit is unfounded and without merit. The delay and expense of this action continues to frustrate the will and majority vote of the Limited Partners. Unfortunately, the General Partners are unable to predict when this matter will be resolved, however, the delay is having an adverse effect on the Partnership today as well as on future prospects.

 For example, the 1997 distributions are based on the net earnings of the Partnership during the year. However, these distributions were significantly lower than the prior distributions. This was primarily due to the fact that the distributions reflect the full impact of the loss of rent from the vacated facility in Joliet, IL (formerly leased to the House of Fabrics). This property represents approximately 12.6% of the Assets. This asset is currently not producing any income, however, it is generating net expenses, such as real estate taxes, maintenance, etc., to the Partnership. The General Partners are actively marketing this property but currently no replacement tenant has been located.

 In addition to this factor, the distribution has been negatively affected because the Partnership has incurred significant legal costs to defend against the lawsuits. The General Partners anticipate that these costs will continue as long as the litigation is pending.

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

  A. The Florida Lawsuit

  On September 17, 1996, a lawsuit was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, styled Rebecca Scialpi and Helen Friedlander v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., and Brauvin Realty Advisors IV, Inc., James L. Brault, and Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund L.P. II, Brauvin Income Plus L.P. III, and Brauvin Corporate Lease
Program IV, L.P., Docket No. 96012807.   The Partnership and the
other affiliated partnerships named in this lawsuit (the "Affiliated Partnerships") that are proposed to be a party to a Merger or Sale with the Purchaser, are each named as a "Nominal Defendant" in this lawsuit. The named plaintiffs are not limited partners in the Partnership. Rather, the named plaintiffs are limited partners in Brauvin High Yield Fund L.P. II, one of the Affiliated Partnerships. Jerome J. Brault, the Managing General Partner of the Partnership, and Brauvin Realty Advisors IV, Inc., the Corporate General Partner of the Partnership, as well as certain corporate general partners of the Affiliated Partnerships, have been named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, is also named as a defendant.

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

  B. The Illinois Christman Lawsuit

  On September 18, 1996, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois, styled M. Barbara Christman, Joseph Forte, Janet M. Toolson, John Archbold, and Ben O. Carroll v. Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., Jerome J. Brault, Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund L.P. II, Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV L.P., Docket No. 96C6025. The Partnership and the Affiliated Partnerships are each named as a "Nominal Defendant" in the lawsuit. Jerome J. Brault and the Corporate General Partner of the Partnership, as well as the corporate general partners of the Affiliated Partnerships, are named as defendants.

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

  On September 27, 1996, counsel for plaintiffs, The Mills Law Firm, mailed a solicitation to all of the Limited Partners, requesting that they revoke their previously-mailed proxies in favor of the Sale. On October 11, 1996, the General Partners filed a counterclaim against plaintiffs and their counsel, The Mills Law Firm, alleging that plaintiffs and The Mills Law Firm violated the federal securities laws and proxy rules by sending their September 27, 1996 letter to the Limited Partners. The plaintiffs and The Mills Law Firm have moved to dismiss this counterclaim. The District Court has taken this motion under advisement and has yet to issue a ruling.

  On October 10 and 11, 1996, the District Court conducted an evidentiary hearing on the motion of the General Partners to invalidate revocations of proxies procured as a result of The Mills Law Firm's September 27, 1996 letter. In that evidentiary hearing, The Mills Law Firm admitted that it violated the proxy rules by sending its September 27, 1996 letter to the Limited Partners without filing such letter with the Commission in violation of the Commission's requirements. At the conclusion of the hearing on October 10 and 11, the District Court found that the General Partners have a likelihood of succeeding on the merits with respect to their claim that the September 27, 1996 letter sent to the Limited Partners by plaintiffs and The Mills Law Firm is false or misleading in several significant respects.

  Notwithstanding this finding, the District Court did not invalidate the revocations of proxies resulting from The Mills Law Firm's September 27, 1996 letter because it did not believe it possessed the authority to do so under present law. This ruling was appealed to the Seventh Circuit Court of Appeals. The Seventh Court of Appeals subsequently dismissed this appeal on the grounds that the appeal was rendered moot by the Limited Partners' approval November 8, 1996 of the Sale.

  On October 16, 1996 and on November 6, 1996, the parties filed cross-motions for partial summary judgement addressing the allegation in plaintiffs' amended complaint that the Partnership Agreement does not allow the Limited Partners to vote in favor of or against the proposed Transaction with the Purchaser by proxy. These cross-motions for partial summary judgement were taken under advisement by the District Court, and the District Court has yet to issue a ruling.

  On April 2, 1997, the Court granted plaintiffs' leave to again amend their complaint. In their second amended complaint, plaintiffs have named the Partnership as a "Nominal Defendant." Plaintiffs have also added a new claim, alleging that the General Partners violated certain of the Commission's rules by making false and misleading statements in the Proxy. Plaintiffs also allege that the General Partners breached their fiduciary duties, breached various provisions of the Agreement, violated the Illinois Deceptive Trade Practice Act, and violated section 17-305 of the Delaware Revised Uniform Limited Partnership Act. The General Partners deny those allegations and will continue to vigorously defend against these claims.

  On April 2, 1997, plaintiffs again requested that the District Court enjoin the closing of the Transaction with the Purchaser. After conducting a lengthy hearing on May 1, 1997, the District Court denied plaintiffs' motion to preliminarily enjoin the closing of the Transaction with the Purchaser. Plaintiffs filed a notice of appeal to the Seventh Circuit Court of Appeals from the District Court's May 1, 1997 order denying plaintiffs' motion to preliminarily enjoin the closing of the Transaction with the Purchaser. This appeal is pending and the parties are currently engaging in discovery.

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

  Notably, the complaint was filed by two of the same parties, Scialpi and Friedlander, who are plaintiffs in the Florida lawsuit, which is described above. As also indicated above, Scialpi and Friedlander are not limited partners of the Partnership, but are limited partners in one of the Affiliated Partnerships, Brauvin High Yield Fund L.P. II. On August 15, 1997 the plaintiffs filed an amended complaint dropping Benjamin Siegel as a plaintiff. The plaintiffs are also represented by the same lawyers that represent them in the Florida lawsuit. Neither the complaint nor the amended complaint has been served upon any of the defendants.

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

(7) SUBSEQUENT EVENT

  On October 22, 1997, the Partnership paid Limited Partners a distribution of approximately $288,400.

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

  Prior to the commencement of the Partnership's proxy solicitation, the Partnership raised a total of $16,008,310 through the Offering and an additional $435,100 through the Plan as of September 30, 1997 and December 31, 1996. As of September 30, 1997 and December 31, 1996, Units valued at $118,706 have been repurchased by the Partnership from Limited Partners liquidating their original investment and have been retired.

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

Below is a table summarizing the historical data for distribution rates per unit:

 Distribution
     Date                 1997 (a)   1996      1995     1994

February 15               $.2422   $.2000    $.2000   $.1625

May 15                     .1093    .1875     .2000    .1750

August 15                  .1767       --     .2000    .2000

November 15                   --       --     .2000    .2500

(a) The 1997 distributions were made on March 31, 1997, July 15,
1997 and October 22, 1997.

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

  At the Special Meeting, Limited Partners were also asked to approve the adoption of an amendment to the Agreement to allow the Partnership to sell or lease property to affiliates. Neither the Delaware Revised Limited Partnership Act nor the Agreement provide Limited Partners not voting in favor of the Transaction with dissenters' appraisal rights.

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

  Although the Special Meeting was held and the necessary approvals received, the Sale has not been completed primarily due to the lawsuits that are still pending. The General Partners believe that these lawsuits are without merit and, therefore, continue to vigorously defend against them.

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

  In accordance with the terms of the Sale Agreement, the General Partners suspended all distributions to Limited Partners, however, as a result of the unforeseen delays brought about by the litigation and the due diligence issues highlighted above, the General Partners felt it was appropriate that an earnings distribution be made to the Limited Partners. Although the terms of the Sale Agreement entered into by the Partnership and the Purchaser provides that the assets being acquired by the Purchaser in connection with the Sale include all earnings of the Partnership from and after August 1, 1996, the Purchaser has agreed to allow the Partnership to make distributions to the Limited Partners of net earnings for the period from and after January 1, 1997 until the Sale is consummated. In exchange, the Partnership has agreed to extend the termination date of the Sale Agreement to December 31, 1997 to allow the Purchaser time to complete its due diligence. Notwithstanding the extension of the termination date, the Partnership and the Purchaser continue to work through the due diligence issues outlined above, with the intent of closing the Sale as soon as possible.

  Distributions of the Partnership's net earnings for the periods January 1, 1997 to March 31, 1997 and April 1, 1997 to June 30, 1997 were made to the Limited Partners on March 31, 1997 and July 15, 1997, respectively, in the amounts of approximately $395,400 and $178,500, respectively. A distribution of the Partnership's net earnings for the period July 1, 1997 to September 30, 1997 was made to the Limited Partners on October 22, 1997 in the amount of approximately $288,400. Net earnings accruing after September 30, 1997 through the closing date will be included with the final cash distribution to the Limited Partners from the Sale.

  The lawsuit has now been pending for approximately 14 months. The suit continues to command the time, attention and resources of the Partnership. The General Partners believe the lawsuit is unfounded and without merit. The delay and expense of this action continues to frustrate the will and majority vote of the Limited Partners. Unfortunately, the General Partners are unable to predict when this matter will be resolved, however, the delay is having an adverse effect on the Partnership today as well as on future prospects.

  For example, the 1997 distributions are based on the net earnings of the Partnership during the year. However, these distributions were significantly lower than the prior distributions. This was primarily due to the fact that the distributions reflect the full impact of the loss of rent from the vacated facility in Joliet, IL (formerly leased to the House of Fabrics). This property represents approximately 12.6% of the Assets. This asset is currently not producing any income, however, it is generating net expenses, such as real estate taxes, maintenance, etc., to the Partnership. The General Partners are actively marketing this property but currently no replacement tenant has been located.

  In addition to this factor, the distributions have been negatively affected because the Partnership has incurred significant legal costs to defend against the lawsuit. The
General Partners anticipate that these costs will continue as long as the litigation is pending.

  Also affecting the comparison of the distributions is the fact that the first quarter distribution included a one-time revenue item. During the first quarter of 1997, the Partnership received a settlement of its claims against the House of Fabrics. This settlement amount was distributed in the first quarter and caused the distribution amount to be significantly greater than the ongoing earnings of the Partnership. The General Partners do not expect the Partnership to receive any similar payments again.

Results of Operation - Nine Months Ended September 30, 1997 and
1996

  Results of operations for the nine months ended September 30, 1997 reflected net income of $746,819 compared to net income of $599,610 for the nine months ended September 30, 1996, an increase of approximately $147,200.

  Total income for the nine months ended September 30, 1997 was $1,218,765 as compared to $1,178,461 for the period ended September 30, 1996, an increase of approximately $40,300. The increase in total income was primarily the result of the Federal Bankruptcy court's decision awarding the Partnership stock in the House of Fabrics. The decrease in rental income is due to the 1996 rental income reflecting a month of operations of the House of Fabrics property, while 1997 reflects no rental income for the House of Fabrics property. Partially offsetting this decrease in rental income was an increase in interest income, which was the result of higher investment cash balances during 1997.

  Total expenses for the nine months ended September 30, 1997 was $437,521 as compared to $531,559 for the period ended September 30, 1996, a decrease of approximately $94,000. The decrease in expenses was due to an decrease in transaction costs and valuation fees of approximately $70,200 and $28,200, respectively. Partially offsetting the decrease in transaction costs and valuation fees is an increase in general and administrative expenses of approximately $16,500 associated with the Partnership's attempt to resolve some of the due diligence issues and related items associated with the Sale, as discussed above.

Results of Operation - Three Months Ended September 30, 1997 and
1996

  Results of operations for the three months ended September 30, 1997 reflected net income of $228,561 compared to net income of $119,345 for the three months ended September 30, 1996, an increase of approximately $109,000.


  Total income for the three months ended September 30, 1997, was $383,665 compared to $399,526 for the period ended September 30, 1996, a decrease of approximately $15,900. The decrease in total income was due to the 1997 income figures reflecting the three month reduction in the value of the House of Fabrics stock held for sale.

  Total expenses for the three months ended September 30, 1997 was $143,901 compared to $263,763 for the period ended September 30, 1996, a decrease of approximately $119,900. The decrease in expenses was primarily the result of a decrease in transaction costs of approximately $107,200.

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

        A. The Florida Lawsuit

  On September 17, 1996, a lawsuit was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, styled Rebecca Scialpi and Helen Friedlander v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., and Brauvin Realty Advisors IV, Inc., James L. Brault, and Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund L.P. II, Brauvin Income Plus L.P. III, and Brauvin Corporate Lease
Program IV, L.P., Docket No. 96012807.   The Partnership and the
other affiliated partnerships named in this lawsuit (the "Affiliated Partnerships") that are proposed to be a party to a Sale or Merger with the Purchaser, are each named as a "Nominal Defendant" in this lawsuit. The named plaintiffs are not limited partners in the Partnership. Rather, the named plaintiffs are limited partners in Brauvin High Yield Fund L.P. II, one of the Affiliated Partnerships. Jerome J. Brault, the Managing General Partner of the Partnership, and Brauvin Realty Advisors IV, Inc., the Corporate General Partner of the Partnership, as well as certain corporate general partners of the Affiliated Partnerships, have been named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, is also named as a defendant.


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

  B. The Illinois Christman Lawsuit

  On September 18, 1996, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois, styled M. Barbara Christman, Joseph Forte, Janet M. Toolson, John Archbold, and Ben O. Carroll v. Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., Jerome J. Brault, Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund L.P. II, Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV L.P., Docket No. 96C6025. The Partnership and the Affiliated Partnerships are each named as a "Nominal Defendant" in the lawsuit. Jerome J. Brault and the Corporate General Partner of the Partnership, as well as the corporate general partners of the Affiliated Partnerships, are named as defendants.

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

  On September 27, 1996, counsel for plaintiffs, The Mills Law Firm, mailed a solicitation to all of the Limited Partners, requesting that they revoke their previously-mailed proxies in favor of the Sale. On October 11, 1996, the General Partners filed a counterclaim against plaintiffs and their counsel, The Mills Law Firm, alleging that plaintiffs and The Mills Law Firm violated the federal securities laws and proxy rules by sending their September 27, 1996 letter to the Limited Partners. The plaintiffs and The Mills Law Firm have moved to dismiss this counterclaim. The District Court has taken this motion under advisement and has yet to issue a ruling.

  On October 10 and 11, 1996, the District Court conducted an evidentiary hearing on the motion of the General Partners to invalidate revocations of proxies procured as a result of The Mills Law Firm's September 27, 1996 letter. In that evidentiary hearing, The Mills Law Firm admitted that it violated the proxy rules by sending its September 27, 1996 letter to the Limited Partners without filing such letter with the Commission in violation of the Commission's requirements. At the conclusion of the hearing on October 10 and 11, the District Court found that the General Partners have a likelihood of succeeding on the merits with respect to their claim that the September 27, 1996 letter sent to the Limited Partners by plaintiffs and The Mills Law Firm is false or misleading in several significant respects.

  Notwithstanding this finding, the District Court did not invalidate the revocations of proxies resulting from The Mills Law Firm's September 27, 1996 letter because it did not believe it possessed the authority to do so under present law. This ruling was appealed to the Seventh Circuit Court of Appeals. The Seventh Court of Appeals subsequently dismissed this appeal on the grounds that the appeal was rendered moot by the Limited Partners' approval November 8, 1996 of the Sale.

  On October 16, 1996 and on November 6, 1996, the parties filed cross-motions for partial summary judgement addressing the allegation in plaintiffs' amended complaint that the Partnership Agreement does not allow the Limited Partners to vote in favor of or against the proposed Transaction with the Purchaser by proxy. These cross-motions for partial summary judgement were taken under advisement by the District Court, and the District Court has yet to issue a ruling.

  On April 2, 1997, the Court granted plaintiffs' leave to again amend their complaint. In their second amended complaint, plaintiffs have named the Partnership as a "Nominal Defendant." Plaintiffs have also added a new claim, alleging that the General Partners violated certain of the Commission's rules by making false and misleading statements in the Proxy. Plaintiffs also allege that the General Partners breached their fiduciary duties, breached various provisions of the Agreement, violated the Illinois Deceptive Trade Practice Act, and violated section 17-305 of the Delaware Revised Uniform Limited Partnership Act. The General Partners deny those allegations and will continue to vigorously defend against these claims.

  On April 2, 1997, plaintiffs again requested that the District Court enjoin the closing of the Transaction with the Purchaser. After conducting a lengthy hearing on May 1, 1997, the District Court denied plaintiffs' motion to preliminarily enjoin the closing of the Transaction with the Purchaser. Plaintiffs filed a notice of appeal to the Seventh Circuit Court of Appeals from the District Court's May 1, 1997 order denying plaintiffs' motion to preliminarily enjoin the closing of the Transaction with the Purchaser. This appeal is pending and the parties are currently engaging in discovery.

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

  Notably, the complaint was filed by two of the same parties, Scialpi and Friedlander, who are plaintiffs in the Florida lawsuit, which is described above. As also indicated above, Scialpi and Friedlander are not limited partners of the Partnership, but are limited partners in one of the Affiliated Partnerships, Brauvin High Yield Fund L.P. II. On August 15, 1997 the plaintiffs filed an amended complaint dropping Benjamin Siegel as a plaintiff. The plaintiffs are also represented by the same lawyers that represent them in the Florida lawsuit. Neither the complaint nor the amended complaint has been served upon any of the defendants.

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


DATED: November 14, 1997