Form 10-K
period 1997-12-31
BRAUVIN CORPORATE LEASE PROGRAM IV L P
filed 1998-03-31
CIK 878657

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the fiscal year ended     December 31, 1997
                                  or
[  ] Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the transition period from                  to

     Commission File Number   0-21536


              Brauvin Corporate Lease Program IV L.P.
     (Exact name of registrant as specified in its charter)


            Delaware                             36-3800611
      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)            Identification No.)


     30 North LaSalle Street, Chicago, Illinois         60602
          (Address of principal executive offices)    (Zip Code)

                            (312) 759-7660
             (Registrant's telephone number,including area code)

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

                BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                   1997 FORM 10-K ANNUAL REPORT

                              INDEX

                              PART I
                                                          Page
Item 1. Business . . . . . . . . . . . . . . . . . . . . . .3

Item 2. Properties . . . . . . . . . . . . . . . . . . . . .6

Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . .14

Item 4. Submission of Matters to a Vote of Security
        Holders. . . . . . . . . . . . . . . . . . . . . . .19

                             PART II

Item 5. Market for the Registrant's Units and Related
        Security Holder Matters. . . . . . . . . . . . . . .20

Item 6. Selected Financial Data. . . . . . . . . . . . . . .22

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations. . . . . . . . .24

Item 7A.Quantitative and Qualitative Disclosures About
        Market Risk. . . . . . . . . . . . . . . . . . . . .32

Item 8. Consolidated Financial Statements and
        Supplementary Data . . . . . . . . . . . . . . . . .32

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure . . . . . . . . 32

                            PART III

Item 10. Directors and Executive Officers of the
        Partnership. . . . . . . . . . . . . . . . . . . . .33

Item 11. Executive Compensation. . . . . . . . . . . . . . .35

Item 12. Security Ownership of Certain Beneficial Owners
        and Management . . . . . . . . . . . . . . . . . . .37

Item 13. Certain Relationships and Related Transactions. . .38

                             PART IV

Item 14. Exhibits, Consolidated Financial Statement
        Schedules, and Reports on Form 8-K . . . . . . . . .39

Signatures . . . . . . . . . . . . . . . . . . . . . . . . .41

                                PART I
Item 1.     Business.

 Brauvin Corporate Lease Program IV L.P. (the "Partnership") is a Delaware limited partnership formed in August 1991 for the purpose of acquiring debt-free ownership of existing, income-producing retail and other commercial properties predominantly all of which will be subject to "triple-net" leases. It was anticipated at the time that the Partnership first offered its Units (as defined below) that the properties would be leased primarily to corporate lessees of national and regional retail businesses, service providers and other users consistent with "triple net" lease properties. The leases would provide for a base minimum annual rent with periodic increases in rent as a result of: (i) fixed increases on specific dates; (ii) upward adjustments to indices, such as the Consumer Price Index, to which base rents are indexed; or (iii) participation in lessees' gross sales above a stated level. The Partnership had not sold any of its limited partnership interests (the "Units") as of December 31, 1991, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended, dated December 12, 1991 (the "Offering"). The Offering was conditioned upon the sale of $1,200,000 of Units, which was achieved on April 27, 1992. The Offering was anticipated to close on December 11, 1992 but the Partnership obtained an extension until December 11, 1993, with the appropriate governmental approval. A total of 1,600,831 Units were sold to the public at $10 per Unit ($16,008,310) through December 11, 1993.
The investors in the Partnership (the "Limited Partners") share in the benefits of ownership of the Partnership's real property investments based on the number of Units owned by each Limited Partner compared to the total number of Units sold. An additional $435,100 of Units was sold through the Partnership's distribution reinvestment plan (the "Plan") as of December 31, 1997. As of December 31, 1997, $118,706 of Units sold through the Offering have been repurchased by the Partnership from investors liquidating their investment and retired.

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

 In accordance therewith, the Partnership entered into an Agreement for Purchase and Sale of Assets dated as of June 14, 1996, as amended March 24, 1997, June 30, 1997, September 30, 1997 and December 31, 1997 (the "Sale Agreement") with Brauvin Real Estate Funds L.L.C., a Delaware limited liability company affiliated with the General Partners (as defined below) of the Partnership (the "Purchaser"). Pursuant to the terms of the Sale Agreement, the Partnership proposes to sell substantially all of the Partnership's properties (the "Assets") for a purchase price of $12,489,100 in cash, which is $7.65 per Unit. If certain conditions of the Transaction (as defined below) are met, the Partnership will be liquidated and dissolved (the "Liquidation") and those investors who entered into the Partnership as Class A Investors (those not in need of passive income) (the "Class A Limited Partners") will receive a liquidating distribution of approximately $6.95 to $7.50 per Unit in cash based upon the time such Class A Limited Partners invested in the Partnership and Class B Investors (those who are tax-exempt or seeking passive income to offset passive losses) (the "Class B Limited Partners") will receive a liquidating distribution of approximately $8.44 to $8.73 per Unit. Of the total liquidating distributions for both Class A Limited Partners and Class B Limited Partners approximately $0.38 has already been distributed in the December 31, 1997 distribution.

 The General Partners anticipate that the Sale Agreement will be extended past March 31, 1998 in the hope that the pending litigation (see Item 3) will be resolved.

 A special meeting of Limited Partners of the Partnership (the "Special Meeting") was held on Friday, November 8, 1996 at 10:30 a.m. At this Special Meeting, the Limited Partners holding a majority of the Units approved the Sale to the Purchaser and the Liquidation per the terms of the Partnership's proxy materials dated August 23, 1996, as amended (the "Proxy"). At the Special Meeting, Limited Partners also approved the adoption of an amendment to the Partnership's Restated Limited Partnership Agreement, as amended (the "Agreement"), to allow the Partnership to sell or lease property to affiliates (this amendment, together with the Sale shall be referred to as the "Transaction"). Further information regarding the Sale, as supplemented is located in Items 3 and 7 below.

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

 Although management of the Partnership anticipates that the Sale will be consummated it is unable to predict the timing of the closing of the Transaction as the Partnership has been unable to meet the "no material litigation" condition of the Sale. Should the Sale not be completed, the General Partners will have to determine whether to continue its operations or attempt to sell some or all of the properties. The Partnership has and continues to compete with many other entities engaged in real estate investment activities. It is not possible for the General Partners to determine at this time what actions they will take in connection with the continuation of the Partnership should the Sale not be completed. The General Partners will evaluate factors such as the economy, the lease terms, the financial strength of the existing tenants and the ability to locate potential purchasers.

Item 2.     Properties.

 The Partnership is a landlord only and does not participate in the operations of any of the properties discussed herein. All lease payments due to the Partnership are current. At December 31, 1997, all properties, except the House of Fabrics located in Joliet, Illinois, were 100% occupied. All properties were paid for in cash, without any financing. The General Partners believe that all properties are adequately insured.

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

 In 1997, the Partnership received a Federal Bankruptcy Court award of approximately 20,800 shares of the House of Fabric with a market value of $98,800. At December 31, 1997, the market value of the remaining shares (approximately 17,000) that the Partnership owns is $35,075. In March 1998, the Partnership sold its remaining shares of the House of Fabrics stock for approximately $72,300.

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

 The following table summarizes the operations of the Partnership's properties:

                          BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                                SUMMARY OF OPERATING DATA
                                     DECEMBER 31, 1997
                                                                             1997
                                                   PERCENT OF       1997  PERCENT OF      LEASE
                                      PURCHASE      ORIGINAL      RENTAL    RENTAL    EXPIRATION          RENEWAL
        PROPERTIES                      PRICE      UNITS SOLD     INCOME     INCOME      DATES           OPTIONS
1 STEAK N' SHAKE RESTAURANT         $   995,000       6.2%    $  121,887      8.6%      2010      2 TEN YEAR OPTIONS
1 CHILDREN'S WORLD LEARNING CENTER      425,000       2.7%        52,607      3.7%      2007      2 FIVE YEAR OPTIONS
2 CHUCK E. CHEESE'S RESTAURANTS       2,085,000      13.0%       263,375     18.6%      2005      2 FIVE YEAR OPTIONS
1 MRS. WINNER'S CHICKEN & BISCUIT       600,000       3.7%        92,553      6.5%      2013      2 FIVE YEAR OPTIONS
1 HOUSE OF FABRICS STORE              1,430,000       8.9%         --         --          --      --
1 VOLUME SHOESOURCE STORE             1,627,822      10.2%       189,278     13.3%      2003      4 FIVE YEAR OPTIONS
1 BLOCKBUSTER VIDEO                     905,000       5.7%       116,668      8.2%      2003      2 FIVE YEAR OPTIONS
1 EAST SIDE MARIO'S                   1,435,000       9.0%       197,325     13.9%      2014      2 TEN YEAR OPTIONS
1 WALDEN BOOK CO. INC.                1,680,000      10.5%       175,698     12.4%      2009      NONE
70.2% OF 1 COMPUSA STORE              1,649,700      10.3%       183,786     13.0%      2008      4 FIVE YEAR OPTIONS
24.0% OF 1 BLOCKBUSTER VIDEO STORE      243,319       1.5%        26,220      1.8%      2006      3 FIVE YEAR OPTIONS
                                    $13,075,841      81.7%    $1,419,397    100.0%

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

Item 3. Legal Proceedings.

 Two legal actions, as hereinafter described, are pending against the General Partners and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Sale. One additional legal action, which was dismissed on January 28, 1998, had also been brought against the General Partners and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Sale. With respect to the pending actions the Partnership and the General Partners and their named affiliates deny all allegations set forth in the complaints and are vigorously defending against such claims.

  A. The Dismissed Florida Lawsuit

  On September 17, 1996, a lawsuit was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, styled Rebecca Scialpi and Helen Friedlander v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., and Brauvin Realty Advisors IV, Inc., James L. Brault, and Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund L.P. II, Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P., Docket No. 96012807. The Partnership and the other affiliated partnerships named in this lawsuit (the "Affiliated Partnerships") that are proposed to be a party to a Sale or merger with the Purchaser, were each named as a "Nominal Defendant" in this lawsuit. The named plaintiffs were not limited partners in the Partnership. Rather, the named plaintiffs are limited partners in Brauvin High Yield Fund L.P. II, one of the Affiliated Partnerships. Jerome J. Brault, the Managing General Partner of the Partnership, and Brauvin Realty Advisors IV, Inc., the Corporate General Partner of the Partnership, as well as certain corporate general partners of the Affiliated Partnerships, were named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, was also named as a defendant. This lawsuit was dismissed for want of prosecution on January 28, 1998.

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

  The plaintiffs filed an amended complaint on October 8, 1996, which alleges claims for breach of fiduciary duties, breaches of the Agreement, and violation of the Illinois Deceptive Trade Practices Act. The amended complaint seeks injunctive relief, as well as compensatory and punitive damages, relating to the Transaction.

  On October 2, 1996, the District Court certified plaintiffs' proposed class as all of the limited partners of the Partnership and of the Affiliated Partnerships, and appointed plaintiffs' counsel, The Mills Law Firm, as counsel for the class. On October 2, 1996, the District Court also conducted a hearing on plaintiffs' motion to preliminarily enjoin the special meetings of the limited partners and the Transaction. The District Court denied plaintiffs' motion for a preliminary injunction at the conclusion of the October 2, 1996 hearing.

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

  On October 10 and 11, 1996, the District Court conducted an evidentiary hearing on the motion of the General Partners to invalidate revocations of proxies procured as a result of The Mills Law Firm's September 27, 1996 letter. In that evidentiary hearing, The Mills Law Firm admitted that it violated the proxy rules by sending its September 27, 1996 letter to the Limited Partners without filing such letter with the Commission (as defined below) in violation of the Commission's requirements. At the conclusion of the hearing on October 10 and 11, the District Court found that the General Partners have a likelihood of succeeding on the merits with respect to their claim that the September 27, 1996 letter sent to the Limited Partners by plaintiffs and The Mills Law Firm is false or misleading in several significant respects.

  Notwithstanding this finding, the District Court did not invalidate the revocations of proxies resulting from The Mills Law Firm's September 27, 1996 letter because it did not believe it possessed the authority to do so under present law. This ruling was appealed to the Seventh Circuit Court of Appeals. The Seventh Circuit Court of Appeals subsequently dismissed this appeal on the grounds that the appeal was rendered moot by the Limited Partners' approval November 8, 1996 of the Sale.

  On October 16, 1996 and on November 6, 1996, the parties filed cross-motions for partial summary judgement addressing the allegation in plaintiffs' amended complaint that the Agreement does not allow the Limited Partners to vote in favor of or against the Transaction by proxy. These cross-motions for partial summary judgement were taken under advisement by the District Court, and the District Court has yet to issue a ruling.

  On April 2, 1997, the Court granted plaintiffs' leave to again amend their complaint. In their second amended complaint, plaintiffs have named the Partnership as a "Nominal Defendant." Plaintiffs have also added a new claim, alleging that the General Partners violated certain of the rules of the Securities and Exchange Commission (the "Commission") by making false and misleading statements in the Proxy. Plaintiffs also allege that the General Partners breached their fiduciary duties, breached various provisions of the Agreement, violated the Illinois Deceptive Trade Practice Act, and violated section 17-305 of the Delaware Revised Uniform Limited Partnership Act. The General Partners deny those allegations and will continue to vigorously defend against these claims.

  On April 2, 1997, plaintiffs again requested that the District Court enjoin the closing of the Transaction. After conducting a lengthy hearing on May 1, 1997, the District Court denied plaintiffs' motion to preliminarily enjoin the closing of the Transaction. Plaintiffs filed a notice of appeal to the Seventh Circuit Court of Appeals from the District Court's May 1, 1997 order denying plaintiffs' motion to preliminarily enjoin the closing of the Transaction. This appeal was dismissed by the Seventh Circuit Court of Appeals on January 23, 1998, based on the appellate court's finding that the District Courts order of January 16, 1998 rendered the appeal moot.

  On January 16, 1998, by agreement of the Partnership and the General Partners and pursuant to a motion of the General Partners, the District Court entered an order preventing the Partnership and the General Partners from completing the Sale, or otherwise disposing of all or substantially all of the Partnership's assets, until further order of the Court.

  On January 28, 1998, the District Court entered an Order of Reference to Special Master, designating a Special Master and vesting the Special Master with authority to resolve certain aspects of the lawsuit subject to the District Court's review and confirmation.

  C. The Scialpi Illinois Lawsuit

  On June 20, 1997, another lawsuit was filed in the United States District Court for the Northern District of Illinois, styled Benjamin Siegel, Rebecca Scialpi, Helen Friedlander, and BHS & Associates, Inc. v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., James L. Brault, Brauvin Real Estate Funds LLC, Brauvin High Yield Fund L.P., Brauvin High Yield Fund II L.P., Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P. docket number 97 C 4450. The Partnership and the Affiliated Partnerships are each named as "Nominal Defendant" in the lawsuit. Jerome J. Brault and the Corporate General Partner of the Partnership, as well as the corporate general partners of the Affiliated Partnerships, have been named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, is also named as a defendant.

  Notably, the complaint was filed by two of the same parties, Scialpi and Friedlander, who were plaintiffs in the Florida lawsuit, which is described above. As also described above, Scialpi and Friedlander are not limited partners in the Partnership, but are limited partners in one of the Affiliated Partnerships, Brauvin High Yield Fund L.P. II. On August 15, 1997 the plaintiffs filed an amended complaint dropping Benjamin Siegel as a plaintiff. The plaintiffs are also represented by the same lawyers that represented them in the Florida lawsuit.

  The complaint alleges a putative class action consisting of claims that certain Commission rules were violated by making false and misleading statements in the Proxy, the defendants breached their fiduciary duties and breached the Agreement. The complaint was consolidated with the Christman lawsuit, which is described above, pursuant to General Rule 2.31 of the United States District Court of the Northern District of Illinois. The General Partners deny these allegations and intend to vigorously defend these claims. There have been no material developments with respect to this lawsuit since it was filed on June 20, 1997.

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

                                PART II

Item 5. Market for the Registrant's Units and Related Security
        Holder Matters.

    At December 31, 1997, there were 886 Limited Partners in the Partnership. There is no established public trading market for Units and it is not anticipated that there will be a public market for Units. Neither the General Partners nor the Partnership are obligated to redeem or repurchase Units, but the Partnership may, as described under the section of the Prospectus entitled "Unit Repurchase Program" on pages 73-74 of the Prospectus, purchase Units under certain very limited circumstances. However, there is no intent to redeem or purchase Units pending the Sale.

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

    Cash distributions to Limited Partners for 1997, 1996 and 1995 were $1,745,585, $632,669 and $1,296,726, respectively. Prior to the commencement of the Partnership's proxy solicitation in August 1996, distributions of operating cash flow were paid four times per year, 45 days after the end of each calendar quarter or were paid monthly within 15 days of the end of the month, depending upon the Limited Partner's preference (see Item 7). The distributions were generated from a combination of property operations and interest income. No amount distributed was a return of capital. Pursuant to the terms of the Sale Agreement, net income after August 1, 1996 accrues to the Purchaser and, therefore, the net income through July 31, 1996 will be distributed to the Limited Partners at the time of the closing of the Sale. Since the net income of the Partnership after August 1, 1996 accrues to the Purchaser, no distributions of net income were paid to the Limited Partners for the two months of August and September 1996 and the quarter ended December 31, 1996. As a result of the delays in closing the Sale, the Purchaser has agreed to allow periodic distributions of net income relating to the period from January 1, 1997 until the Sale is consummated. See Item 7.

Item 6. Selected Financial Data.

             BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                 (a Delaware limited partnership)
          (not covered by Independent Auditors' Report)

                              Year Ended     Year Ended    Year Ended
                             December 31,    December 31,  December 31,
                                1997             1996          1995

Selected Income Statement Data:

Rental Income                 $1,520,046   $1,491,109   $ 1,643,736

Interest Income                   40,918       33,608        31,777

Net Income(Loss)                 977,509     (97,221)     1,203,510

Net Income(Loss)Per Unit (a)  $     0.59   $   (0.06)    $     0.74

Selected Balance Sheet Data:

Cash and Cash Equivalents     $  139,508   $  753,655    $  711,167

Land, Buildings and
 Improvements                 13,451,630    13,451,630   14,308,630

Total Assets                  13,375,062    14,109,844   14,850,948

Cash Distributions to Limited
  Partners                     1,745,585       632,669    1,296,726

Cash Distributions to Limited
 Partners Per Unit (a)        $     1.07     $    0.39   $     0.80

(a) Net income (loss) per Unit and cash distributions per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.

     The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

              BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                 (a Delaware limited partnership)
           (not covered by Independent Auditors' Report)

                                 Year Ended               Year Ended
                                 December 31,            December 31,
                                      1994                    1993
Selected Income Statement Data:

Rental Income                  $ 1,571,077                  $ 639,565

Interest Income                     37,754                    124,814

Net Income                       1,030,281                    492,617

Net Income Per Unit (a)        $      0.64                 $     0.42

Selected Balance Sheet Data:

Cash and Cash Equivalents      $   569,244                 $4,803,350

Land, Buildings and
 Improvements                   14,308,630                 10,066,508

Total Assets                    14,895,510                 15,009,234

Cash Distributions to Limited
  Partners                       1,244,736                    495,347

Cash Distributions to Limited
 Partners Per Unit (a)         $      0.77                  $    0.43

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

Year 2000

  In 1997, the Partnership initiated the conversion from its existing accounting software to a program that is year 2000 compliant. Management has determined that the year 2000 issue will not pose significant operational problems for its computer system. All costs associated with this conversion are being expensed as incurred and are not material.

  Also in 1997, management of the Partnership initiated formal communications with all of its significant third party vendors, service providers and financial institutions to determine the extent to which the Partnership is vulnerable to those third parties' failure to remedy their own year 2000 issues. There can be no guarantee that the systems of these third parties will be timely converted and would not have an adverse effect on the Partnership.

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

  Prior to the commencement of the Partnership's proxy solicitation, the Partnership raised a total of $16,008,310 through the Offering and an additional $435,100 through the Plan through December 31, 1997. As of December 31, 1997, Units valued at
$118,706 have been repurchased by the Partnership from Limited
Partners liquidating their original investment and have been retired.

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

  The following is additional information regarding the Partnership acquisition during the last three years:

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

  Below is a table summarizing the historical data for distribution rates per unit:

 Distribution
     Date        1997(a)         1996        1995         1994

February 15       $.2422       $.2000      $.2000       $.1625

May 15             .1093        .1875       .2000        .1750

August 15          .1767          --        .2000        .2000

November 15        .5411          --        .2000        .2500

  (a) The 1997 distributions were made on March 31, 1997, July 15, 1997, October 22, 1997 and December 31, 1997.

  Per the terms of the Sale, the Partnership's net earnings from April 1996 through July 1996 were to be distributed to the Limited Partners in conjunction with the closing of the Sale. However, because of the lengthy delay and the uncertainty of the ultimate closing date, the General Partners decided to make a significant distribution on December 31, 1997 of the Partnership's earnings. This distribution will not change the effective sales price being received by the Partnership through the Sale; it will only adjust the timing of the payout dollar for dollar based on these earnings being distributed now. In addition, included in the December 31, 1997 distribution was any prior period earnings including amounts previously reserved for anticipated closing costs. These reserves will be re-established by the Partnership as soon as a definitive closing date is scheduled.

  Should the Sale not occur, future increases in the Partnership's distributions will depend on increased sales at the Partnership's properties, resulting in additional percentage rent. Rental increases, to a lesser extent, may occur due to increases in receipts from certain leases based upon increases in the Consumer Price Index or scheduled increases of base rent.

  Pursuant to the terms of the Sale Agreement, the Partnership proposes to sell substantially all of the Partnership's properties for a purchase price of $12,489,100 in cash which is approximately $7.65 per Unit. If certain conditions of the Transaction are met, the Partnership will be liquidated and the Class A Limited Partners will receive a liquidating distribution of approximately $6.95 to $7.50 per Unit in cash based upon the time such Class A Limited Partners invested in the Partnership and Class B Limited Partners will receive a liquidating distribution of approximately $8.44 to $8.73 per Unit. Of the liquidating distributions (of both Class A and Class B investors) referred to above, approximately $0.38 has already been distributed to the Limited Partners in the December 31, 1997 distribution. The Limited Partners holding a majority of the Units approved the Sale on November 8, 1996.

  The Partnership drafted a proxy statement, which required prior review and comment by the Securities and Exchange Commission, to solicit proxies for use at the Special Meeting originally to be held at the offices of the Partnership on September 24, 1996. As a result of various pending legal issues, as described in Item 3, the Special Meeting was adjourned to November 8, 1996 at 10:30 a.m. The purpose of the Special Meeting was to vote upon the Sale and certain other matters as described in the Proxy.

  At the Special Meeting, Limited Partners were also asked to approve the adoption of an amendment to the Agreement, to allow the Partnership to sell or lease property to affiliates. Neither the Delaware Revised Limited Partnership Act nor the Agreement provide Limited Partners not voting in favor of the Transaction with dissenters' appraisal rights.

  The sale price to be paid to the Limited Partners in connection with the Sale is based on the fair market value of the properties of the Partnership (the "Assets"). Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield"), an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. On April 1, 1996, Cushman & Wakefield determined the fair market value of the Assets to be $12,489,100, or $7.65 per Unit. Subsequently, the Partnership purchased a 24% interest in Brauvin Bay County Venture. Based on the terms of the Sale Agreement, the fair market value of the Assets will be increased by the amount of the investment in Brauvin Bay County Venture, and correspondingly, the Partnership's cash holdings were reduced by the same amount and therefore the total liquidating distribution remains unchanged. The liquidating distribution includes all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time of filing of the certificate of dissolution, including reasonable reserves in connection with: (i) the proxy solicitation; (ii) the Sale (as detailed in the Sale Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other outstanding Partnership liabilities.

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

  Mr. Jerome J. Brault is the Managing General Partner of the Partnership and Brauvin Realty Advisors IV, Inc. is the Corporate General Partner. Mr. Cezar M. Froelich resigned his position as an Individual General Partner of the Partnership effective as of September 17, 1996. The General Partners will not receive any fees in connection with the Transaction and will receive only a de minimis liquidating distribution of less than $17,000 in the aggregate in accordance with the terms of the Agreement.

  The Managing General Partner and his son, James L. Brault, an executive officer of the Corporate General Partner, will have a minority ownership interest in the Purchaser. Therefore, the Messrs. Brault have an indirect economic interest in consummating the Transaction that is in conflict with the economic interests of the Limited Partners. Mr. Froelich has no affiliation with the Purchaser.

  Although the Special Meeting was held and the necessary approvals received, the Sale has not been completed primarily due to the lawsuits that are still pending (see Item 3). The General
Partners believe that these lawsuits are without merit and, therefore, continue to vigorously defend against them.

  Following receipt of Limited Partner approval, representatives of the Purchaser commenced in earnest the finalization of the Purchaser's financing and its due diligence review of the assets of the Partnership and those of the Affiliated Partnerships. The due diligence process revealed certain concerns relating to potential environmental problems at one of the properties of the Affiliated Partnerships. The due diligence review has also raised questions regarding the interpretation of certain terms in the leases governing some of the Affiliated Partnerships' properties. A very significant tenant of the Affiliated Partnerships is interpreting certain purchase options contained in its leases in a way that would cause the value of the properties leased by such tenant to be significantly below the Cushman & Wakefield appraised value. Members of management of the Partnership and the Affiliated Partnerships have been working diligently with the Purchaser to assess these risks and to resolve them in a way that will allow the Sale and the related transactions to be consummated without any changes to the terms or the sale price.

  In accordance with the terms of the Sale Agreement, the General Partners suspended all distributions to Limited Partners; however, as a result of the unforeseen delays brought about by the litigation and the due diligence issues highlighted above, the General Partners felt it was appropriate that an earnings distribution be made to the Limited Partners. Although the terms of the Sale Agreement entered into by the Partnership and the Purchaser provides that the assets being acquired by the Purchaser in connection with the Sale include all earnings of the Partnership from and after August 1, 1996, the Purchaser has agreed to allow the Partnership to make distributions to the Limited Partners of net earnings for the period from and after January 1, 1997 until the Sale is consummated. In exchange, the Partnership has agreed to extend the termination date of the Sale Agreement to March 31, 1998 to allow the Purchaser time to complete its due diligence. It is anticipated that the Merger Agreement will be extended past March 31, 1998 in the hope that the pending litigation will be resolved.

  Distributions of the Partnership's net earnings for the periods January 1, 1997 to March 31, 1997, April 1, 1997 to June 30, 1997,
July 1, 1997 to September 30, 1997 and October 1, 1997 to December 31, 1997 was made to the Limited Partners on March 31, 1997, July 15, 1997, October 22, 1997 and December 31, 1997, respectively in the amount of approximately $597,600 $178,500, $288,400 and $883,300, respectively. Net earnings accruing after December 31, 1997 through the closing date will be included with the final cash distribution to the Limited Partners from the Sale.

Results of Operation - Years Ended December 31, 1997 and 1996

  Results of operations for the year ended December 31, 1997 reflected net income of $977,509 compared to net loss of $97,221 for the year ended December 31, 1996, an increase of approximately $1,074,700.

  Total income for the year ended December 31, 1997 was $1,610,225 as compared to $1,560,196 for the period ended December 31, 1996, an increase of approximately $50,000. The increase in total income was primarily the result of the Federal Bankruptcy Court's decision awarding the Partnership stock in the House of Fabrics. The increase in rental income is primarily the result of 1996 rental income reflecting a nonrecurring one time charge for the reversal of the deferred rents receivable of the House of Fabrics property, while 1997 reflects no such adjustment.

  Total expenses for the year ended December 31, 1997 was $587,249 as compared to $1,595,459 for the period ended December 31, 1996, a decrease of approximately $1,008,000. The primary reason for the decrease in expenses between 1997 and 1996 relate to the 1996 provision for impairment in the aggregate amount of $857,000 to adjust the value of real estate for Volume ShoeSource, Walden Books and CompUSA properties while no such provisions were recorded in 1997. Additionally, the decrease in expenses was related to a decrease in Transaction costs and valuation fees of approximately $104,000 and $45,700, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures About Market
         Risk.

  The Partnership does not engage in any hedge transactions or derivative financial instruments.

Item 8.  Consolidated Financial Statements and Supplementary Data.

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

                             PART III

Item 10. Directors and Executive Officers of the Partnership

      The General Partners of the Partnership are:

      Brauvin Realty Advisors IV, Inc., an Illinois corporation
      Mr. Jerome J. Brault, individually

  Brauvin Realty Advisors IV, Inc. (the "Corporate General
Partner") was formed under the laws of the State of Illinois in 1991, with its issued and outstanding shares being owned by Messrs. Jerome J. Brault (beneficially) (50%) and Cezar M. Froelich (50%).

  The principal officers and directors of the Corporate General
Partner are:

      Mr. Jerome J. Brault       Chairman of the Board of
                                 Directors, President, Chief
                                 Executive Officer and Director

      Mr. B. Allen Aynessazian   Treasurer and Chief Financial
                                 Officer

      Mr. James L. Brault        Executive Vice President and
                                 Secretary

  The business experience during the past five years of the General Partners, and the officers and directors of the Corporate General
Partner is as follows:

  MR. JEROME J. BRAULT (age 64) chairman of the board of directors, president and chief executive officer of the Corporate General Partner, as well as a principal shareholder of the Corporate General Partner. He is a member and manager of Brauvin Real Estate Funds, L.L.C. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities which act as the general partners of six other publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a director, president and chief executive officer of Brauvin Net Lease V, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

  MR. JAMES L. BRAULT (age 37) is a executive vice president and secretary and is responsible for the overall operations of the Corporate General Partner and other affiliates of the Corporate General Partner. He is a manager of Brauvin Real Estate Funds, L.L.C. He is an officer of various Brauvin entities which act as the general partners of six other publicly registered real estate programs. Mr. Brault is executive vice president and assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is also an executive vice president and secretary of Brauvin Net Lease V, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

 MR. B. ALLEN AYNESSAZIAN (age 33) is the treasurer and chief financial officer of the Corporate General Partner and other affiliates of the Corporate General Partner. He is the chief financial officer of various Brauvin publicly registered real estate programs, including Brauvin Net Lease V, Inc. He is also responsible for the overall financial accounting of Brauvin Management Company, Brauvin Financial, Inc. and related partnerships. He is also responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in August 1996. Prior to that time, he was the chief financial officer of Giordano's Enterprises, a privately held, 40-restaurant, family-style pizza chain in the Chicago metropolitan area where he worked since 1989. While at Giordano's, Mr. Aynessazian was responsible for all accounting functions, lease negotiations and financings of new restaurants, equipment and general corporate debt. From 1987 to 1989, Mr. Aynessazian worked in the accounting compliance and tax department of KPMG Peat Marwick. Mr. Aynessazian is a certified public accountant.

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

  The General Partners are entitled to receive Acquisition Fees for services rendered in connection with the selection, purchase, construction or development by the Partnership of any property whether designated as real estate commissions, acquisition fees, finders' fees, selection fees, development fees, non-recurring management fees, consulting fees, payments for covenants not to compete, guarantee fees, financing fees or any other similar fees or commissions, however treated for tax or accounting purposes. Such Acquisition Fees may not exceed such compensation as is customarily charged in arm's-length transactions by others rendering similar services as an ongoing public activity in the same geographic locale and for comparable properties. The aggregate Acquisition Fees to be paid to an affiliate of the General Partners shall not exceed: (a) the lesser of 5% of the gross proceeds of the Offering; or (b) such compensation as is customarily charged in arm's-length transactions by others rendering similar services as an ongoing public activity in the same geographic locale and for property comparable to the property to be purchased by the Partnership. To the extent Acquisition Fees paid to the General Partners, their Affiliates and third parties would cause the Partnership to invest less than 80% of the gross proceeds of the Offering in properties, the General Partners and their Affiliates will return those fees, so as to provide compliance with paragraph 1, Section M of the Agreement. No such amount was paid in 1995 or 1997 as no acquisitions were consummated. In 1996, an acquisition fee of $14,837 was paid related to the Bay County purchase.

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

  An affiliate of the General Partners may provide leasing and re-leasing services to the Partnership in connection with the management of Partnership's properties. The property management fee payable to an affiliate of the General Partners shall not exceed the lesser of: (i) fees which are competitive for similar services in the geographical area where the properties are located; or (ii) 1% of the gross revenues of each Partnership property. Property management fees of $14,291, $14,217 and $16,428, were incurred in 1997, 1996 and 1995, respectively.

  An affiliate of the General Partners or the General Partners will receive a real estate brokerage commission in connection with the disposition of Partnership properties. Such commission shall be in an amount equal to the lesser of: (i) 3% of the sale price of the property; or (ii) 50% of the real estate commission customarily charged for similar services in the locale of the property being sold; provided, however, that receipt by the General Partners or one of their affiliates of such commission shall be subordinated to receipt by the Limited Partners of their Current Preferred Return, as defined in the Agreement. No real estate sales commission was paid in 1997, 1996 or 1995. In addition, should the Sale be consummated, affiliates of the General Partner will not receive a real estate brokerage commission.

(c, d, e & f) Not applicable.

(g) The Partnership has no employees and pays no employee or director compensation.

(h, i)       Not applicable.

(j)          Compensation Committee Interlocks and Insider
             Participation. Since the Partnership has no employees, it did not have a compensation committee and is not responsible for the payment of any compensation.

(k)          Not applicable.

(l)          Not applicable.

  The following is a summary of all fees, commissions and other expenses paid or payable to the General Partners or their affiliates for the years ended December 31, 1997, 1996 and 1995:

                                1997      1996       1995
  Acquisition fees         $      --   $ 14,837    $     --
  Selling commissions             --      4,098      16,155
  Management fees             14,291     14,217      16,428
  Reimbursable operating
   expense                    96,899     86,443      61,973
  Legal fees                     155      3,958       4,885
  Transaction costs               --      5,626          --

  As of December 31, 1997, the Partnership has made all payments to affiliates except for $1,460 related to management fees.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

  (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units.

  (b) None of the officers and directors of the Corporate General Partner purchased Units.

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

Item 13. Certain Relationships and Related Transactions.

  (a & b) The Partnership is entitled to engage in various transactions involving affiliates of the Corporate General Partner, as described under the captions "Compensation Table" and "Conflicts of Interest" at pages 14 to 17 and 17 to 20, respectively, of the Prospectus, as supplemented, and the section of the Agreement entitled "Rights, Duties and Obligations of General Partners" at pages A-15 to A-18 of the Agreement. The relationship of the Corporate General Partner to its affiliates is set forth in Item
10. Cezar M. Froelich, a former Individual General Partner and a shareholder of the Corporate General Partner, is a principal of the law firm of Shefsky & Froelich Ltd., which firm acted as securities and real estate counsel to the Partnership and as counsel to the Corporate General Partner and certain of its affiliates.

  (c)  No management persons are indebted to the Partnership.

  (d)  There have been no significant transactions with promoters.

                                PART IV

Item 14.  Exhibits, Consolidated Financial Statement and
          Schedules, and Reports on Form 8-K.

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

   (21)       Subsidiaries of the Registrant.

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

(b)  Form 8-K.
               None

(c) An annual report for the fiscal year 1997 will be sent to the Limited Partners subsequent to this filing.

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


   The following exhibits are incorporated by reference to the Registrant's definitive proxy statement dated August 23, 1996(File No. 0-17557):

   Exhibit No.  Description

   (10)(c)      Agreement for Purchase and Sale of Assets.

  The following exhibit is incorporated by reference to the Registrant's fiscal year ending December 31, 1996 Form 10-K (File
No. 0-21536):

         Exhibit      Description
          (10)(d)     First Amendment and Waiver to the Agreement for
                      Purchase and Sale of Assets.

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


                      DATED: March 31, 1998

                  BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                     (a Delaware limited partnership)

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                          Page

Independent Auditors' Report. . . . . . . . . . . . . . . .F-2

Consolidated Financial Statements:

  Consolidated Balance Sheets, December 31, 1997 and 1996 .F-3

  Consolidated Statements of Operations, for the years ended
   December 31, 1997, 1996 and 1995 . . . . . . . . . . . .F-4

  Consolidated Statements of Partners' Capital, for the years ended December 31, 1997, 1996 and 1995 . . . . . . . . .F-5

  Consolidated Statements of Cash Flows, for the years ended
   December 31, 1997, 1996 and 1995 . . . . . . . . . . . .F-6

  Notes to Consolidated Financial Statements. . . . . . . .F-7

Schedule III - Real Estate and Accumulated Depreciation,
 December 31, 1997. . . . . . . . . . . . . . . . . . . . .F-27

       All schedules provided for in Item 14(a)(2) of Form 10-K are either not required, not applicable or not material.

                        INDEPENDENT AUDITORS' REPORT

To the Partners
Brauvin Corporate Lease Program IV L.P.
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Brauvin Corporate Lease Program IV L.P. (a limited partnership) and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index to Consolidated Financial Statements and Schedule on page F-1. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brauvin Corporate Lease Program IV L.P. and its subsidiary at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 7, 1998

                       BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                         (a Delaware limited partnership)

                          CONSOLIDATED BALANCE SHEETS
                                         December 31,       December 31,
                                                1997               1996
ASSETS

      Investment in real estate, (Note 5):
         Land                                 $ 3,991,040    $ 3,991,040
   Buildings and improvements                   9,460,590      9,460,590
                                               13,451,630     13,451,630
   Less:  Accumulated depreciation             (1,135,602)      (902,615)
   Net investment in real estate               12,316,028     12,549,015

 Investment in Brauvin Bay County
   Venture (Note 6)                               251,449        259,104
 Cash and cash equivalents                        139,508        753,655
 Investment in marketable securities               35,075             --
 Tenant receivables                                    --            325
 Deferred rent receivable                         453,999        333,099
 Prepaid offering costs                           175,163        175,163
 Organization costs (net of
   accumulated amortization:
   1996-$28,000)                                       --          2,000
 Other assets                                       3,840         37,483
   Total Assets                               $13,375,062    $14,109,844

  LIABILITIES AND PARTNERS' CAPITAL

  LIABILITIES:
   Accounts payable and
     accrued expenses                         $    96,709    $    50,054
   Rent received in advance                        41,611         47,146
   Due to affiliate                                 1,460             --
   Total Liabilities                              139,780         97,200

 MINORITY INTERESTS IN BRAUVIN
  GWINNETT COUNTY VENTURE                         693,157        702,443

 PARTNERS' CAPITAL:
   General Partners                                16,995         10,794
   Limited Partners                            12,525,130     13,299,407
      Total Partners' Capital                  12,542,125     13,310,201

      Total Liabilities and
        Partners' Capital                     $13,375,062    $14,109,844
   See accompanying notes to consolidated financial statements.

                        BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                          (a Delaware limited partnership)

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the years ended December 31,

                                       1997         1996         1995
INCOME:
      Rental (Note 4)                 $1,520,046  $1,491,109  $1,643,736
      Interest                            40,918      33,608      31,777
      Other                               49,261      35,479      22,938
      Total income                     1,610,225   1,560,196   1,698,451

EXPENSES:

      General and administrative         215,454     182,087     146,480
      Management fees (Note 3)            14,291      14,217      16,428
      Amortization of
       organization costs                  2,000       6,000       6,000
      Depreciation                       232,987     264,136     264,137
      Valuation fees                          --      45,703          --
      Transaction costs (Note 7)         122,517     226,316          --
      Loss on impairment (Note 5)             --     857,000          --

      Total expenses                     587,249   1,595,459     433,045

Income (loss)before minority
 and equity interests in
 joint venture                         1,022,976     (35,263)  1,265,406
Minority interest share in
 Brauvin Gwinnett County
      Venture's net income               (62,532)    (62,906)    (61,896)
Equity interest in Brauvin
 Bay County Venture                       17,065         948          --

Net income (loss)                     $  977,509  $  (97,221) $1,203,510

Net income allocated to
      General Partners                $    6,201          --          --

Net income (loss) allocated to
 Limited  Partners                    $  971,308  $  (97,221) $1,203,510

Net income (loss) per Unit
 outstanding (a)                      $     0.59  $    (0.06) $     0.74

(a) Net income (loss) per Unit was based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the distribution reinvestment plan (the "Plan").

   See accompanying notes to consolidated financial statements.

                     BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                       (a Delaware limited partnership)

               CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
            For the years ended December 31, 1997, 1996 and 1995

                                        General  Limited
        Partners                                Partners*         Total

Balance, January 1, 1995               $ 10,794  $14,003,907  $14,014,701

Contributions, net                           --      136,937      136,937
Selling commissions and
 other offering costs                        --      (19,395)     (19,395)
Net income                                   --    1,203,510    1,203,510
Cash distributions                           --   (1,296,726)  (1,296,726)
Balance, December 31, 1995               10,794   14,028,233   14,039,027
Contributions, net                           --        5,982        5,982
Selling commissions and
 other offering costs                        --       (4,918)      (4,918)
Net loss                                     --      (97,221)     (97,221)
Cash distributions                           --     (632,669)    (632,669)
Balance, December 31, 1996               10,794   13,299,407   13,310,201

Net income                                6,201      971,308      977,509
Cash distributions                           --   (1,745,585)  (1,745,585)
Balance, December 31, 1997            $  16,995  $12,525,130  $12,542,125

* Total Units outstanding, including those raised through the Plan, at December 31, 1997, 1996 and 1995 were 1,632,510,
    1,632,510 and 1,632,872, respectively. Cash distributions to Limited Partners per Unit were approximately $1.07, $0.39 and $0.80 for the years ended December 31, 1997, 1996 and 1995, respectively. Cash distributions to Limited Partners per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.

  See accompanying notes to consolidated financial statements.

                BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                        (a Delaware limited partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the years ended December 31,

                                                1997           1996     1995
Cash flows from operating activities:
    Net income (loss)                          $977,509 $ (97,221)$1,203,510
    Adjustments to reconcile
     net income(loss)to net cash
     provided by operating activities:
     Depreciation and amortization              234,987   270,136    270,137
     Provision for impairment                        --   857,000         --
     Minority interests in Brauvin Gwinnett
     County Venture's net income                 62,532    62,906     61,896
    Equity interest in Brauvin Bay
     County Venture's net income                (17,065)     (948)        --
     Decrease (increase) in tenant
      receivable                                    325      (325)    40,587
     Increase in deferred rent receivable      (120,900)  (91,980)   (97,631)
     Decrease in due from affiliates                 --     7,627      6,503
     Decrease (increase) in other assets         33,643      (582)   (36,351)
     Increase (decrease) in accounts
      payable and accrued expenses               46,655    16,394    (69,701)
     (Decrease)increase in rent
      received in advance                        (5,535)  (20,059)    17,199
     Increase (decrease)in due
      to affiliates                               1,460        --       (802)
    Net cash provided by
   operating activities                       1,213,611 1,002,948  1,395,347

Cash flows from investing activities:
    Increase in investment of marketable
     securities                                 (35,075)       --         --
    Investment in Brauvin Bay County Venture         --  (258,156)        --
    Distribution from Brauvin
      Bay County Venture                         24,720        --         --
    Cash provided by (used in)
   investing activities                         (10,355) (258,156)        --

Cash flows from financing activities:
    Sale of Units, net of liquidations, selling
      commissions and other offering costs           --     1,884    120,782
    Cash distributions to
      Limited Partners                       (1,745,585) (632,669)(1,296,726)
    Cash distribution to minority
      interests in Brauvin
      Gwinnett County Venture                   (71,818)  (71,519)   (77,480)
    Net cash used in financing
     activities                              (1,817,403) (702,304)(1,253,424)
Net (decrease) increase in cash and
  cash equivalents                             (614,147)   42,488    141,923
Cash and cash equivalents at beginning
  of year                                       753,655   711,167    569,244
Cash and cash equivalents
     at end of year                          $  139,508  $753,655 $  711,167

     See accompanying notes to consolidated financial statements.

                        BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                         (a Delaware limited partnership)

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the years ended December 31, 1997, 1996 and 1995

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION

  Brauvin Corporate Lease Program IV L.P. (the "Partnership") is a Delaware limited partnership formed on August 7, 1991 for the purpose of acquiring debt-free ownership of existing, income-producing retail and other commercial properties predominantly all of which will be subject to "triple-net" leases. It was anticipated that these properties will be leased primarily to corporate lessees of national and regional retail businesses, service providers and other users consistent with "triple-net" lease properties. The leases provide for a base minimum annual rent and increases in rent such as through participation in gross sales above a stated level, fixed increases on specific dates or indexation of rent to indices such as the Consumer Price Index.
The General Partners of the Partnership are Brauvin Realty Advisors IV, Inc. and Jerome J. Brault. Brauvin Realty Advisors IV, Inc. is owned by Messrs. Brault (beneficially)(50%) and Cezar M. Froelich (50%). Mr. Froelich resigned as a director of the Corporate General Partner in December 1994 and as an Individual General Partner effective as of September 17, 1996. Brauvin Securities, Inc., an affiliate of the General Partners, is the selling agent of the Partnership. The Partnership is managed by an affiliate of the General Partners.

  The Partnership filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which was declared effective on December 12, 1991. Per the terms of the Restated Limited Partnership Agreement of the Partnership (the "Agreement"), the minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on April 27, 1992. The Partnership's offering was anticipated to close on December 11, 1992 but the Partnership obtained an extension until December 11, 1993. A total of 1,600,831 Units were sold to the public through the offering at $10 per Unit ($16,008,310). Through December 31, 1997, 1996 and
1995, the Partnership has sold $16,443,810, $16,443,810 and
$16,402,428 of Units, respectively. These totals include $435,100, $435,100 and $394,118 of Units, respectively, raised by Limited Partners who utilized their distributions of Operating Cash Flow to purchase additional Units through the Partnership's distribution reinvestment plan (the "Plan"). Units valued at $118,706, $118,706 and $83,706 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of December 31, 1997, 1996 and 1995, respectively. As of December 31, 1997, the Plan participants own Units which approximate 3% of the total Units sold.

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

    Investment in Real Estate

    At December 31, 1997 and 1996, the Partnership has classified its real estate investments as held for sale in recognition of the proposed transaction (see Note 7), and the properties are stated at the lower of cost including acquisition costs, or net realizable value. Depreciation expense is computed on a straight-line basis over approximately 39 years.

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

    Organization and Offering Costs

    Organization costs represent costs incurred in connection with the organization and formation of the Partnership. Organization costs were amortized over a period of five years using the straight-line method. Offering costs represent costs incurred in selling Units, such as the printing of the Prospectus and marketing materials, and have been recorded as a reduction of Limited Partners' capital.

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

    The fair value estimates presented herein are based on information available to management as of December 31, 1997 and 1996, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

    The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; investment in marketable securities; tenant receivables; accounts payable and accrued expenses; rent received in advance and due to affiliate.

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

   The net proceeds of a sale or refinancing of a Partnership property shall be distributed as follows:

   * first, pro rata to the Limited Partners until each Limited
     Partner has received an amount equal to a 10% cumulative, non-compounded, annual return of Adjusted Investment (the
     "Cumulative Preferred Return");

   * second, to the Limited Partners until each Limited Partner has received an amount equal to the amount of his Adjusted
     Investment, apportioned pro rata based on the amount of the Adjusted Investment; and

   * thereafter, 95% to the Limited Partners (apportioned pro rata based on Units) and 5% to the General Partners.

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

   Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the years ended December 31, 1997, 1996 and 1995 were as follows:

                                          1997        1996       1995

 Acquisition fees                            $--    $ 14,837    $    --
 Selling commissions                          --       4,098     16,155
 Management fees                          14,291      14,217     16,428
 Reimbursable operating
  expense                                 96,899      86,443     61,973
 Legal fees                                  155       3,958      4,885
 Transaction costs                            --       5,626         --
   As of December 31, 1997, the Partnership has made all payments to affiliates except for $1,460 related to management fees.

(4)  LEASES

   The Partnership's rental income is principally obtained from tenants through rental payments provided under triple-net noncancelable operating leases. The leases provide for a base minimum annual rent and increases in rent such as through participation in gross sales above a stated level.

   The following is a schedule of noncancelable future minimum rental payments due to the Partnership under operating leases of Partnership properties as of December 31, 1997:

Year Ending December 31:

       1998          $ 1,394,474
       1999            1,445,637
       2000            1,460,730
       2001            1,490,772
       2002            1,493,994
       Thereafter      8,796,999
                     $16,082,606

   Additional rent based on percentages of tenant sales increases was $9,753, $18,877 and $21,620 in 1997, 1996 and 1995,
respectively.

(5) PROVISION FOR IMPAIRMENT

   During the fourth quarter of 1996 the Partnership recorded a provision for impairment of $857,000 to adjust the carrying values of real estate for the Volume ShoeSource ($356,400), the Walden Books Store ($303,600) and the investment in the Brauvin Gwinnett County Venture ($197,000) to their estimated net realizable values. This provision for impairment has been recorded as a reduction of each property's cost, and allocated to the land and building based on the original acquisition percentages.

(6) INVESTMENT IN JOINT VENTURE

   The Partnership owns an equity interest in the Brauvin Bay County Venture and reports its investment on the equity method. The following are condensed financial statements for the Brauvin Bay
County Venture:

                    BRAUVIN BAY COUNTY VENTURE

                          December 31, 1997       December 31,1996
Land and buildings, net      $1,051,588                $1,069,277
Other assets                     11,989                    13,531
                             $1,063,577                $1,082,808

Liabilities                  $   13,820                $    1,155
Partners' capital             1,049,757                 1,801,653
                             $1,063,577                $1,082,808


                                                         Period from
                                                       October 31,1996
                              Year Ended              (inception) to
                              December 31,              December 31,
                                1997                        1996

Rental income                  $109,985                $18,502
Expenses:
 Depreciation                    17,689                  2,898
 Management fees                  1,178                    191
 Operating and
 administrative                  20,014                  11,463
            38,881               14,552
Net income                     $ 71,104                $  3,950

(7) SALE OF PROPERTIES AND LITIGATION

    Sale of Properties

   Pursuant to the terms of an agreement of purchase and sale of assets dated as of June 14, 1996, as amended March 24, 1997, June 30, 1997, September 30, 1997 and December 31, 1997 (the "Sale Agreement"), the Partnership proposes to sell substantially all of the Partnership's properties (the "Assets") to Brauvin Real Estate Funds L.L.C., a Delaware limited liability company affiliated with certain of the General Partners (the "Purchaser"), for a purchase price of $12,489,100, in cash, which is approximately $7.65 per Unit. If certain conditions of the Transaction are met, the Partnership will be liquidated and the Class A Limited Partners will receive a liquidating distribution of approximately $6.95 to $7.50 per Unit in cash based upon the time such Class A Limited Partners invested in the Partnership and Class B Limited Partners will receive a liquidating distribution of approximately $8.44 to $8.73 per Unit. Of the liquidating distributions (of both Class A and Class B investors) referred to above, approximately $0.38 has already been distributed to the Limited Partners. The Limited Partners holding a majority of the Units approved the Sale on November 8, 1996. In approving the Sale, the Limited Partners also approved the adoption of an amendment to the Agreement, to allow the Partnership to sell or lease property to affiliates (this amendment, together with the Sale shall be referred to herein as the "Transaction").

   The sale price to be paid to the Limited Partners in connection with the Sale is based on the fair market value of the properties of the Partnership (the "Assets"). Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield"), an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. On April 1, 1996, Cushman & Wakefield determined the fair market value of the Assets to be $12,489,100, or $7.65 per Unit. Subsequently, the Partnership purchased a 24% interest in Brauvin Bay County Venture. Based on the terms of the Sale Agreement, the fair market value of the Assets will be increased by the amount of the investment in Brauvin Bay County Venture, and correspondingly, the Partnership's cash holdings were reduced by the same amount and therefore the total liquidating distribution remains unchanged. The liquidating distribution includes all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time of filing of the certificate of dissolution, including reasonable reserves in connection with: (i) the proxy solicitation; (ii) the Sale (as detailed in the Sale Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other outstanding Partnership liabilities.

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

   Following receipt of Limited Partner approval, the Purchaser commenced the finalization of the Purchaser's financing and its due diligence review of the assets of the Partnership and those of the Affiliated Partnerships (as defined below). The due diligence process has revealed certain concerns relating to a potential environmental problem at one of the properties of the Affiliated Partnerships. The due diligence review has also raised questions regarding the interpretation of certain terms in the leases governing some of the Affiliated Partnerships' properties. A very significant tenant of the Affiliated Partnerships is interpreting certain purchase options contained in its leases in a way that would cause the value of the properties leased by such tenant to be significantly below the Cushman & Wakefield appraised value. Members of management of the Partnership and the Affiliated Partnerships have been working diligently with the Purchaser to assess these risks and to resolve them in a way that will allow the Sale and the related transactions to be consummated without any changes to the terms or the sale price.

   In accordance with the terms of the Sale Agreement, the General Partners suspended all distributions to Limited Partners, however, as a result of the unforeseen delays brought about by the litigation and the due diligence issues highlighted above, the General Partners felt it was appropriate that an earnings distribution be made to the Limited Partners. Although the terms of the Sale Agreement entered into by the Partnership and the Purchaser provide that the Assets being acquired by the Purchaser in connection with the Sale include all earnings of the Partnership from and after August 1, 1996, the Purchaser has agreed to allow the Partnership to make distributions to the Limited Partners of net earnings for the period from and after January 1, 1997 until the Sale is consummated. In exchange, the Partnership has agreed to extend the termination date of the Sale Agreement to March 31, 1998. It is anticipated that the Sale Agreement will be extended past March 31, 1998 in the hope that the pending litigation will be resolved.

   Distributions of the Partnership's net earnings for the periods January 1, 1997 to March 31, 1997, April 1, 1997 to June 30, 1997,
July 1, 1997 to September 30, 1997 and October 1, 1997 to December 31, 1997 was made to the Limited Partners on March 31, 1997, July 15, 1997, October 22, 1997 and December 31, 1997 respectively in the amount of approximately $597,600 $178,500, $288,400 and $883,300, respectively. Net earnings accruing after December 31, 1997 through the closing date will be included with the final cash distribution to the Limited Partners from the Sale.

                             Litigation

   Two legal actions, as hereinafter described, are pending against the General Partners and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Sale. One additional legal action, which was dismissed on January 28, 1998, had also been brought against the General Partners and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Sale. With respect to the pending actions the Partnership and the General Partners and their named affiliates deny all allegations set forth in the complaints and are vigorously defending against such claims.

  A. The Dismissed Florida Lawsuit

  On September 17, 1996, a lawsuit was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, styled Rebecca Scialpi and Helen Friedlander v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., and Brauvin Realty Advisors IV, Inc., James L. Brault, and Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund L.P. II, Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P., Docket No. 96012807. The Partnership and the other affiliated partnerships named in this lawsuit (the "Affiliated Partnerships") that are proposed to be a party to a Sale or merger with the Purchaser, were each named as a "Nominal Defendant" in this lawsuit. The named plaintiffs were not limited partners in the Partnership. Rather, the named plaintiffs are limited partners in Brauvin High Yield Fund L.P. II, one of the Affiliated Partnerships. Jerome J. Brault, the Managing General Partner of the Partnership, and Brauvin Realty Advisors IV, Inc., the Corporate General Partner of the Partnership, as well as certain corporate general partners of the Affiliated Partnerships, were named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, was also named as a defendant. This lawsuit was dismissed for want of prosecution on January 28, 1998.

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

  The plaintiffs filed an amended complaint on October 8, 1996, which alleges claims for breach of fiduciary duties, breaches of the Agreement, and violation of the Illinois Deceptive Trade Practices Act. The amended complaint seeks injunctive relief, as well as compensatory and punitive damages, relating to the Transaction.

  On October 2, 1996, the District Court certified plaintiffs' proposed class as all of the limited partners of the Partnership and of the Affiliated Partnerships, and appointed plaintiffs' counsel, The Mills Law Firm, as counsel for the class. On October 2, 1996, the District Court also conducted a hearing on plaintiffs' motion to preliminarily enjoin the special meetings of the limited partners and the Transaction. The District Court denied plaintiffs' motion for a preliminary injunction at the conclusion of the October 2, 1996 hearing.

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

  On October 10 and 11, 1996, the District Court conducted an evidentiary hearing on the motion of the General Partners to invalidate revocations of proxies procured as a result of The Mills Law Firm's September 27, 1996 letter. In that evidentiary hearing, The Mills Law Firm admitted that it violated the proxy rules by sending its September 27, 1996 letter to the Limited Partners without filing such letter with the Commission (as defined below) in violation of the Commission's requirements. At the conclusion of the hearing on October 10 and 11, the District Court found that the General Partners have a likelihood of succeeding on the merits with respect to their claim that the September 27, 1996 letter sent to the Limited Partners by plaintiffs and The Mills Law Firm is false or misleading in several significant respects.

  Notwithstanding this finding, the District Court did not invalidate the revocations of proxies resulting from The Mills Law Firm's September 27, 1996 letter because it did not believe it possessed the authority to do so under present law. This ruling was appealed to the Seventh Circuit Court of Appeals. The Seventh Circuit Court of Appeals subsequently dismissed this appeal on the grounds that the appeal was rendered moot by the Limited Partners' approval November 8, 1996 of the Sale.

  On October 16, 1996 and on November 6, 1996, the parties filed cross-motions for partial summary judgement addressing the allegation in plaintiffs' amended complaint that the Agreement does not allow the Limited Partners to vote in favor of or against the Transaction by proxy. These cross-motions for partial summary judgement were taken under advisement by the District Court, and the District Court has yet to issue a ruling.

  On April 2, 1997, the Court granted plaintiffs' leave to again amend their complaint. In their second amended complaint, plaintiffs have named the Partnership as a "Nominal Defendant." Plaintiffs have also added a new claim, alleging that the General Partners violated certain of the rules of the Securities and Exchange Commission (the "Commission") by making false and misleading statements in the Proxy. Plaintiffs also allege that the General Partners breached their fiduciary duties, breached various provisions of the Agreement, violated the Illinois Deceptive Trade Practice Act, and violated section 17-305 of the Delaware Revised Uniform Limited Partnership Act. The General Partners deny those allegations and will continue to vigorously defend against these claims.

  On April 2, 1997, plaintiffs again requested that the District Court enjoin the closing of the Transaction. After conducting a lengthy hearing on May 1, 1997, the District Court denied plaintiffs' motion to preliminarily enjoin the closing of the Transaction with the Purchaser. Plaintiffs filed a notice of appeal to the Seventh Circuit Court of Appeals from the District Court's May 1, 1997 order denying plaintiffs' motion to preliminarily enjoin the closing of the Transaction. This appeal was dismissed by the Seventh Circuit Court of Appeals on January 23, 1998, based on the appellate court's finding that the District Courts order of January 16, 1998 rendered the appeal moot.

  On January 16, 1998, by agreement of the Partnership and the General Partners and pursuant to a motion of the General Partners, the District Court entered an order preventing the Partnership and the General Partners from completing the Sale, or otherwise disposing of all or substantially all of the Partnership's assets, until further order of the Court.

  On January 28, 1998, the District Court entered an Order of Reference to Special Master, designating a Special Master and vesting the Special Master with authority to resolve certain aspects of the lawsuit subject to the District Court's review and confirmation.

  C. The Scialpi Illinois Lawsuit

  On June 20, 1997, another lawsuit was filed in the United States District Court for the Northern District of Illinois, styled Benjamin Siegel, Rebecca Scialpi, Helen Friedlander, and BHS & Associates, Inc. v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., James L. Brault, Brauvin Real Estate Funds LLC, Brauvin High Yield Fund L.P., Brauvin High Yield Fund II L.P., Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P. docket number 97 C 4450. The Partnership and the Affiliated Partnerships are each named as "Nominal Defendant" in the lawsuit. Jerome J. Brault and the Corporate General Partner of the Partnership, as well as the corporate general partners of the Affiliated Partnerships, have been named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, is also named as a defendant.

  Notably, the complaint was filed by two of the same parties, Scialpi and Friedlander, who were plaintiffs in the Florida lawsuit, which is described above. As also described above, Scialpi and Friedlander are not limited partners in the Partnership, but are limited partners in one of the Affiliated Partnerships, Brauvin High Yield Fund L.P. II. On August 15, 1997 the plaintiffs filed an amended complaint dropping Benjamin Siegel as a plaintiff. The plaintiffs are also represented by the same lawyers that represented them in the Florida lawsuit.

  The complaint alleges a putative class action consisting of claims that certain Commission rules were violated by making false and misleading statements in the Proxy, the defendants breached their fiduciary duties and breached the Agreement. The complaint was consolidated with the Christman lawsuit, which is described above, pursuant to General Rule 2.31 of the United States District Court of the Northern District of Illinois. The General Partners deny these allegations and intend to vigorously defend these claims. There have been no material developments with respect to this lawsuit since it was filed on June 20, 1997.

                           SCHEDULE III
                  BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                     (a Delaware limited partnership)

                REAL ESTATE AND ACCUMULATED DEPRECIATION
                         DECEMBER 31, 1997
                                                                              Gross Amount at Which Carried
                                                 Initial Cost                     at  Close of Period
                                                    Buildings        Cost of  Buildings
                                                       and        Subsequent  and                              Accumulated   Date
   Description        Encumbrances (c)     Land   Improvements   Improvements Land   Improvements Total(a)     Deprec. (b) Acquired
Steak n' Shake              $0         $  427,872  $  618,525         $0  $  427,872 $  618,525 $ 1,046,397    $   99,447     5/92
Children's World
 Learning Center             0            123,962     325,827          0     123,962    325,827     449,789        69,442     8/92
Chuck E. Cheese's            0            224,335     976,601          0     224,335    976,601   1,200,936       112,443     4/93
Chuck E. Cheese's            0            153,722     864,307          0     153,722    864,307   1,018,029       127,052     4/93
Mrs. Winner's
 Chicken & Biscuit           0            278,340     363,983          0     278,340    363,983     642,323        46,934     5/93
House of Fabrics             0            344,393   1,167,573          0     344,393  1,167,573   1,511,966       131,437     7/93
Volume Shoesource Store      0            766,724     954,704          0     608,024    757,004   1,365,028        99,010     9/93
CompUSA Store                0            663,681   1,811,959          0     591,481  1,687,159   2,278,640       190,633    11/93
East Side Mario's            0            538,257     976,254          0     538,257    976,254   1,514,511        97,575     1/94
Blockbuster Video Store      0            248,168     708,162          0     248,168    708,162     956,330        68,544     2/94
Walden Books Store           0            546,086   1,225,195          0     452,486  1,015,195   1,467,681        93,085     2/94
                            $0         $4,315,540  $9,993,090         $0  $3,991,040 $9,460,590 $13,451,630    $1,135,602

<F1>
NOTES:
   (a)  The cost of this real estate is $14,308,630  for tax purposes (unaudited).  The buildings are depreciated over approximately  39 years using the straight line method.  The properties were constructed between 1969 and 1993.
   (b)  The following schedule summarizes the changes in the Partnership's real estate and accumulated depreciation balances:

         Real estate                             1997          1996                1995
          Balance at beginning of year       $13,451,630    $14,308,630        $14,308,630
          Deductions - land and building (d)          --       (857,000)                --
          Balance at end of year             $13,451,630    $13,451,630        $14,308,630

         Accumulated depreciation
          Balance at beginning of year       $   902,615    $   638,479        $   374,342
          Provision for depreciation             232,987        264,136            264,137
          Balance at end of year             $ 1,135,602    $   902,615        $   638,479

<F2>
   (c) Encumbrances - Brauvin Corporate Lease Program L.P. IV did not borrow cash in order to purchase its properties.  100% of the land and buildings were paid for with funds contributed by the Limited Partners.
   (d) Amount reflects provision for impairment on land and building based on the original acquisition percentages for the Volume
ShoeSource store ($356,400), the Walden Books store ($303,600) and the CompUSA store ($197,000).

                               EXHIBITS

                                  TO

                BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                        FORM 10-K ANNUAL REPORT
                          FOR THE YEAR ENDED
                           DECEMBER 31, 1997

                             EXHIBIT INDEX

                BRAUVIN CORPORATE LEASE PROGRAM IV L.P.

                               FORM 10-K

                 For the year ended December 31, 1997



Exhibit (21)       Subsidiaries of the Registrant

Exhibit (27)       Financial Data Schedule

                                Exhibit 21


Name of Subsidiary                   State of Formation

Brauvin Gwinnett County Venture            Illinois

Brauvin Bay County Venture                 Illinois