Form 10-Q
period 1998-03-31
BRAUVIN CORPORATE LEASE PROGRAM IV L P
filed 1998-05-15
CIK 878657

                        UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

  For the quarterly period ended     March 31, 1998

                                or

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

                          (312)443-0922
       (Registrant's telephone number, including area code)

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

                              INDEX
                                                                Page
                             PART I
Financial Information

Item 1. Consolidated Financial Statements. . . . . . . . . .       3

         Consolidated Balance Sheets at March 31, 1998
         and December 31, 1997 . . . . . . . . . . . . . . .       4

         Consolidated Statements of Operations for the
         three months ended March 31, 1998 and 1997. . . . .       5

         Consolidated Statements of Partners' Capital for
         the periods January 1, 1997 to March 31, 1998 . . .       6

         Consolidated Statements of Cash Flows for the
         three months ended March 31, 1998 and 1997. . . . .       7

         Notes to Consolidated Financial Statements. . . . .       8

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . .       25

Item 3. Quantitative and Qualitative Disclosures about
         Market Risk . . . . . . . . . . . . . . . . . . . .       32

PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . .       33

Item 2. Changes in Securities. . . . . . . . . . . . . . . .       37

Item 3. Defaults Upon Senior Securities. . . . . . . . . . .       37

Item 4. Submissions of Matters to a Vote of
         Security Holders. . . . . . . . . . . . . . . . . .       37

Item 5. Other Information. . . . . . . . . . . . . . . . . .       37

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . .       38

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .       39

                        PART I - FINANCIAL INFORMATION



ITEM 1.  Consolidated Financial Statements

  Except for the December 31, 1997 Consolidated Balance Sheet, the following Consolidated Balance Sheet as of March 31, 1998, Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997, Consolidated Statements of Partners' Capital for the periods January 1, 1997 to March 31, 1998 and Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997 for Brauvin Corporate Lease Program IV L.P. (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1997 Annual Report on Form
10-K.

                BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                 (a Delaware limited partnership)

                   CONSOLIDATED BALANCE SHEETS


                                                 March 31,   December 31,
                                                   1998           1997
ASSETS
Investment in real estate:
       Land                                    $ 3,991,040    $ 3,991,040
       Buildings and improvements                9,460,590      9,460,590
                                                13,451,630     13,451,630
       Less:  Accumulated depreciation          (1,212,840)    (1,135,602)
       Net investment in real estate            12,238,790     12,316,028
Investment in Brauvin Bay County
       Venture (Note 4)                            250,159        251,449
Cash and cash equivalents                          480,861        139,508
Investment in marketable securities                     --         35,075
Deferred rent receivable                           475,278        453,999
Prepaid offering costs                             175,163        175,163
Other assets                                           101          3,840
Total Assets                                   $13,620,352    $13,375,062
LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and
       accrued expenses                        $   101,854    $    96,709
Rent received in advance                            25,464         41,611
Due to an affiliate                                  1,156          1,460
Total Liabilities                                  128,474        139,780
MINORITY INTERESTS IN BRAUVIN
 GWINNETT COUNTY VENTURE                            691,050       693,157
PARTNERS' CAPITAL:
 General Partners                                    16,643        16,995
 Limited Partners                                12,784,185    12,525,130
 Total Partners' Capital                         12,800,828    12,542,125
 Total Liabilities and
        Partners' Capital                       $13,620,352   $13,375,062




   See accompanying notes to consolidated financial statements.

                BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                 (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31,

                                                    1998            1997
INCOME:
     Rental                                      $366,032        $370,826
     Interest                                       3,243          10,195
     Other                                         49,350          87,605
      Total income                                418,625         468,626

EXPENSES:
     General and administrative                    46,864          44,577
     Management fees (Note 3)                       3,581           3,984
     Amortization of organization costs                --           1,500
     Depreciation                                  77,238          62,388
     Transaction costs (Note 5)                    16,671           6,615
      Total expenses                              144,354         119,064

Income before minority and equity
     interests in joint venture                   274,271         349,562
Minority interests' share in Brauvin
     Gwinnett County Venture's net income         (14,879)        (15,847)
Equity interest in Brauvin Bay
     County Venture                                 4,950           4,355

Net income                                       $264,342        $338,070

Net income allocated to the
     General Partners                            $  5,287              --

Net income allocated to the
     Limited Partners                            $259,055        $338,070

Net income per Unit outstanding (a)              $   0.16        $   0.21

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

            BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                (a Delaware limited partnership)

          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
   For the periods from January 1,1997 through March 31, 1998

                                      General      Limited
                                     Partners     Partners*     Total

Balance, January 1, 1997              $ 10,794   $13,299,407  $13,310,201

Net income                               6,201       971,308      977,509
Cash distributions                          --    (1,745,585)  (1,745,585)

Balance, December 31, 1997              16,995    12,525,130   12,542,125

Net income                               5,287       259,055      264,342
Cash distributions                      (5,639)           -        (5,639)

Balance March 31, 1998                $ 16,643   $12,784,185  $12,800,828



*Total Units sold, including those raised through the Plan, at March 31, 1998 and December 31, 1997 were 1,632,510. Cash distributions to Limited Partners per Unit were $1.07 for the year ended December 31, 1997. Cash distributions to Limited Partners per Unit are based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.
















   See accompanying notes to consolidated financial statements.

            BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                 (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31,


                                                        1998       1997
Cash flows from operating activities:
   Net income                                         $264,342   $338,070
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                      77,238     63,888
     Minority interests in Brauvin Gwinnett
     County Venture's net income                        14,879     15,847
     Equity interest in Brauvin Bay
    County Venture's net income                         (4,950)    (4,355)
   Change in tenant receivable                              --        325
   Change in deferred rent receivable                  (21,279)   (27,107)
   Change in other assets                                3,739     (3,936)
   Change in accounts payable and
     accrued expenses                                    5,145     (4,825)
   Change in rent received in
    advance                                            (16,147)      (324)
   Change in due to affiliates                            (304)        --
 Net cash provided by operating activities             322,663    377,583

Cash flows from investing activities:
   Change in investment in marketable
      securities                                        35,075    (83,240)
   Distribution from Brauvin Bay
     County Venture                                      6,240      6,000
   Cash provided by (used in) investing
     activities                                         41,315    (77,240)

Cash flows from financing activities:
   Cash distributions to Limited Partners                   --   (395,366)
   Cash distributions to General Partners               (5,639)        --
   Cash distribution to minority interest
   in Brauvin Gwinnett County Venture                  (16,986)   (19,370)

   Cash used in financing activities                   (22,625)  (414,736)
   Net increase (decrease) in cash and
   cash equivalents                                    341,353   (114,393)

 Cash and cash equivalents at beginning
    of year                                            139,508    753,655

 Cash and cash equivalents at end of year             $480,861  $ 639,262



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

  The Partnership filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which was declared effective on December 12, 1991. Per the terms of the Restated Limited Partnership Agreement of the Partnership (the "Agreement"), the minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on April 27, 1992. The Partnership's offering was anticipated to close on December 11, 1992 but the Partnership obtained an extension until December 11, 1993. A total of 1,600,831 Units were sold to the public through the offering at $10 per Unit ($16,008,310). Through March 31, 1998 and December 31, 1997, the Partnership has sold $16,443,810 of Units. This total includes $435,100 of Units raised by Limited Partners who utilized their distributions of Operating Cash Flow to purchase additional Units through the Partnership's distribution reinvestment plan (the "Plan"). Units valued at $118,706 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of March 31, 1998 and December 31, 1997. As of March 31, 1998, the Plan participants own Units which approximate 3% of the total Units sold.

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

    Investment in Real Estate

    At March 31, 1998 and December 31, 1997, the Partnership has classified its real estate investments as held for sale in recognition of the proposed transaction (see Note 5), and the properties are stated at the lower of cost including acquisition costs, or net realizable value. Depreciation expense is computed on a straight-line basis over approximately 39 years.

    In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS
121). In 1996, the Partnership engaged Cushman & Wakefield Valuation Advisory Services to prepare an appraisal of the Partnership's properties. As a result of the reclassification of the real estate investments to be held for sale, and based upon this appraisal, the Partnership recorded a provision for the impairment of assets of $857,000.

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

    Prepaid offering costs represent amounts in excess of the defined percentages of the gross proceeds. Prior to the commencement of the Partnership's proxy solicitation (see Note 5), gross proceeds were expected to increase due to the purchase of additional Units through the Plan and the prepaid offering costs would be transferred to offering costs and treated as a reduction in Partners' capital.

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

    The fair value estimates presented herein are based on information available to management as of March 31, 1998 and December 31, 1997, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

    The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; investment in marketable securities; tenant receivables; accounts payable and accrued expenses; rent received in advance; and due to affiliate.

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

   Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the three months ended March 31, 1998 and 1997 were as follows:

                                          1998        1997

 Management fees                         $ 3,581     $ 3,984
 Reimbursable operating
  expense                                 20,550      26,538


   As of March 31, 1998 and December 31, 1997, the Partnership has made all payments to affiliates except for $1,156 and $1,460, respectively, related to management fees.

(4) INVESTMENT IN JOINT VENTURE

   The Partnership owns an equity interest in the Brauvin Bay County Venture and reports its investment on the equity method. The following are condensed financial statements for the Brauvin Bay
County Venture:

                        BRAUVIN BAY COUNTY VENTURE

                                   March 31,      December 31,
                                      1998             1997
Land and buildings, net           $1,047,176       $1,051,588
Other assets                           1,947           11,989
                                  $1,049,123       $1,063,577

Liabilities                       $    4,740       $   13,820
Partners' capital                  1,044,383        1,049,757
                                  $1,049,123       $1,063,577


                   Three Months Ended March 31,

                                    1998             1997

Rental and other income           $27,357           $27,914

Expenses:
 Depreciation                       4,412             2,984
 Management fees                      291               292
 Operating and administrative       2,027             6,493
                                    6,730             9,769

Net Income                        $20,627           $18,145

(5) SALE OF PROPERTIES AND LITIGATION
    Sale of Properties

  Pursuant to the terms of an agreement of purchase and sale of assets dated as of June 14, 1996, as amended March 24, 1997, June 30, 1997, September 30, 1997, December 31, 1997 and March 31, 1998
(the "Sale Agreement"), the Partnership proposes to sell (the "Sale") substantially all of the Partnership's properties (the "Assets") to Brauvin Real Estate Funds L.L.C., a Delaware limited liability company affiliated with certain of the General Partners (the "Purchaser"), for a purchase price of $12,489,100, in cash, which is approximately $7.65 per Unit. If certain conditions of the Transaction are met, the Partnership will be liquidated and the Class A Limited Partners will receive a liquidating distribution of approximately $6.95 to $7.50 per Unit in cash based upon the time such Class A Limited Partners invested in the Partnership and Class B Limited Partners will receive a liquidating distribution of approximately $8.44 to $8.73 per Unit. Of the liquidating distributions (of both Class A and Class B investors) referred to above, approximately $0.38 has already been distributed to the Limited Partners. The Limited Partners holding a majority of the Units approved the Sale on November 8, 1996. In approving the Sale, the Limited Partners also approved the adoption of an amendment to the Agreement, to allow the Partnership to sell or lease property to affiliates (this amendment, together with the Sale shall be referred to herein as the "Transaction").

  The sale price to be paid to the Limited Partners in connection with the Sale is based on the fair market value of the properties of the Partnership (the "Assets"). Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield"), an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. On April 1, 1996, Cushman & Wakefield determined the fair market value of the Assets to be $12,489,100, or $7.65 per Unit. Subsequently, the Partnership purchased a 24% interest in Brauvin Bay County Venture. Based on the terms of the Sale Agreement, the fair market value of the Assets will be increased by the amount of the investment in Brauvin Bay County Venture, and correspondingly, the Partnership's cash holdings were reduced by the same amount and, therefore, the total liquidating distribution remains unchanged. The liquidating distribution includes all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time of filing of the certificate of dissolution, including reasonable reserves in connection with: (i) the proxy solicitation; (ii) the Sale (as detailed in the Sale Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other outstanding Partnership liabilities.

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

  Following receipt of Limited Partner approval, the Purchaser commenced the finalization of the Purchaser's financing and its due diligence review of the assets of the Partnership and those of the Affiliated Partnerships (as defined below). The due diligence process has revealed certain concerns relating to a potential environmental problem at one of the properties of the Affiliated Partnerships. A plan for the remediation (including the projected expesnes) has been developed by the Affiliated Partnership.

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

  In accordance with the terms of the Sale Agreement, the General Partners suspended all distributions to Limited Partners, however, as a result of the unforeseen delays brought about by the litigation and the due diligence issues highlighted above, the General Partners felt it was appropriate that an earnings distribution be made to the Limited Partners. Although the terms of the Sale Agreement entered into by the Partnership and the Purchaser provide that the Assets being acquired by the Purchaser in connection with the Sale include all earnings of the Partnership from and after August 1, 1996, the Purchaser has agreed to allow the Partnership to make distributions to the Limited Partners of net earnings for the period from and after January 1, 1997 until the Sale is consummated. In exchange, the Partnership has agreed to extend the termination date of the Sale Agreement to June 30, 1998. It is anticipated that the Sale Agreement will be extended past June 30, 1998 in the hope that the pending litigation will be resolved.

  Distributions of the Partnership's net earnings for the periods January 1, 1997 to March 31, 1997, April 1, 1997 to June 30, 1997,
July 1, 1997 to September 30, 1997 and October 1, 1997 to December 31, 1997 was made to the Limited Partners on March 31, 1997, July 15, 1997, October 22, 1997 and December 31, 1997, respectively in the amounts of approximately $597,600, $178,500, $288,400 and $883,300, respectively.

  A cash distribution of the Partnership's net earnings for the period January 1, 1998 to March 31, 1998 was made to Limited Partners on May 8, 1998 in the amount of approximately $329,000. Net earnings accruing after March 31, 1998 through the closing date will be included with the final cash distribution to the Limited Partners from the Sale. However, as detailed below under "Litigation," by agreement of the Partnership and the General Partners and pursuant to a motion of the General Partners, the District Court entered an order preventing the Partnership and the General Partners from completing the Sale or otherwise disposing of all or substantially all of the Partnership's assets until further order of the Court.

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

  On April 2, 1997, the Court granted plaintiffs' leave to again amend their complaint. In their second amended complaint, plaintiffs named the Partnership as a "Nominal Defendant." Plaintiffs also added a new claim, alleging that the General Partners violated certain of the rules of the Securities and Exchange Commission (the "Commission") by making false and misleading statements in the Proxy. Plaintiffs also allege that the General Partners breached their fiduciary duties, breached various provisions of the Agreement, violated the Illinois Deceptive Trade Practice Act, and violated section 17-305 of the Delaware Revised Uniform Limited Partnership Act. The General Partners deny those allegations and will continue to vigorously defend against these claims.

  On April 2, 1997, plaintiffs again requested that the District Court enjoin the closing of the Transaction. After conducting a lengthy hearing on May 1, 1997, the District Court denied plaintiffs' motion to preliminarily enjoin the closing of the Transaction with the Purchaser. Plaintiffs filed a notice of appeal to the Seventh Circuit Court of Appeals from the District Court's May 1, 1997 order denying plaintiffs' motion to preliminarily enjoin the closing of the Transaction. This appeal was dismissed by the Seventh Circuit Court of Appeals on January 23, 1998, based on the appellate court's finding that the District Court's order of January 16, 1998 rendered the appeal moot.

  On January 16, 1998, by agreement of the Partnership and the General Partners and pursuant to a motion of the General Partners, the District Court entered an order preventing the Partnership and the General Partners from completing the Sale, or otherwise disposing of all or substantially all of the Partnership's assets, until further order of the Court.

  On January 28, 1998, the District Court entered an Order of Reference to Special Master, designating a Special Master and vesting the Special Master with authority to resolve certain aspects of the lawsuit subject to the District Court's review and confirmation. The Special Master has been empowered to determine how the assets of the Partnership should be sold or disposed of in a manner which allows the Limited Partners to maximize their financial return in the shortest practicable time frame. In addition, early in the second quarter of 1998, the Special Master retained a financial advisor (the "Financial Advisor"), at the expense of the Partnership, to assist the Special Master. The Financial Advisor has been engaged to perform a valuation of the properties of the Partnership as well as a valuation of the Partnership itself. Further the Financial Advisor is to recommend a strategy and procedure that will allow for the efficient and expedient disposition of the Partnership's properties. The General Partners anticipate that the Financial Advisor will make its recommendations to the Special Master in the second quarter of 1998. The cost to the Partnership for the services of the Financial Advisor is $70,000 plus reasonable expenses.

  C. The Scialpi Illinois Lawsuit

  On June 20, 1997, another lawsuit was filed in the United States District Court for the Northern District of Illinois, styled Benjamin Siegel, Rebecca Scialpi, Helen Friedlander, and BHS & Associates, Inc. v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., James L. Brault, Brauvin Real Estate Funds LLC, Brauvin High Yield Fund L.P., Brauvin High Yield Fund II L.P., Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P., Docket number 97 C 4450. The Partnership and the Affiliated Partnerships are each named as "Nominal Defendant" in the lawsuit. Jerome J. Brault and the Corporate General Partner of the Partnership, as well as the corporate general partners of the Affiliated Partnerships, have been named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, is also named as a defendant.

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

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

General

   Certain statements in this Annual Report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, words such as "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. The Partnership undertakes no obligation to update these forward-looking statements to reflect future events or circumstances.

Year 2000

   In 1997, the Partnership initiated the conversion from its existing accounting software to a program that is year 2000 compliant. Management has determined that the year 2000 issue will not pose significant operational problems for its computer system. All costs associated with this conversion are being expensed as incurred; and are immaterial.

   Also in 1997, management of the Partnership initiated formal communications with all of its significant third party vendors, service providers and financial institutions to determine the extent to which the Partnership is vulnerable to those third parties' failure to remedy their own year 2000 issues. There can be no guarantee that the systems of these third parties' will be timely converted and would not have an adverse effect on the Partnership.

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

   Prior to the commencement of the Partnership's proxy solicitation, the Partnership raised a total of $16,008,310 through the Offering and an additional $435,100 through the Plan through March 31, 1998. As of March 31, 1998, Units valued at $118,706 have been repurchased by the Partnership from Limited Partners liquidating their original investment and have been retired.

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

   Below is a table summarizing the four year historical data for distribution rates per unit:

 Distribution
     Date           1998 (a)   1997(b)  1996     1995
February 15          $.2015    $.2422  $.2000   $.2000

May 15                          .1093   .1875    .2000

August 15                       .1767      --    .2000

November 15                     .5411      --    .2000
  (a) The 1998 distribution was made on May 8, 1998.
  (b) The 1997 distributions were made on March 31, 1997, July 15, 1997, October 22, 1997 and December 31, 1997.

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

  Pursuant to the terms of the Sale Agreement, the Partnership proposes to sell substantially all of the Partnership's properties for a purchase price of $12,489,100 in cash which is approximately $7.65 per Unit. If certain conditions of the Transaction are met, the Partnership will be liquidated and the Class A Limited Partners will receive a liquidating distribution of approximately $6.95 to $7.50 per Unit in cash based upon the time such Class A Limited Partners invested in the Partnership and Class B Limited Partners will receive a liquidating distribution of approximately $8.44 to $8.73 per Unit. Of the liquidating distributions (of both Class A and Class B investors) referred to above, approximately $0.38 was distributed to the Limited Partners in the December 31, 1997 distribution. The Limited Partners holding a majority of the Units approved the Sale on November 8, 1996.

  The Partnership drafted a proxy statement, which required prior review and comment by the Commission, to solicit proxies for use at the Special Meeting originally to be held at the offices of the Partnership on September 24, 1996. As a result of various pending legal issues, as described in "Legal Proceedings", the Special Meeting was adjourned to November 8, 1996 at 10:30 a.m. The purpose of the Special Meeting was to vote upon the Sale and certain other matters as described in the Proxy.

  At the Special Meeting, Limited Partners were also asked to approve the adoption of an amendment to the Agreement to allow the Partnership to sell or lease property to affiliates. Neither the Delaware Revised Limited Partnership Act nor the Agreement provide Limited Partners not voting in favor of the Transaction with dissenters' appraisal rights.

  The sale price to be paid to the Limited Partners in connection with the Sale is based on the fair market value of the properties of the Partnership (the "Assets"). Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield"), an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. On April 1, 1996, Cushman & Wakefield determined the fair market value of the Assets to be $12,489,100, or $7.65 per Unit. Subsequently, the Partnership purchased a 24% interest in Brauvin Bay County Venture. Based on the terms of the Sale Agreement, the fair market value of the Assets will be increased by the amount of the investment in Brauvin Bay County Venture, and correspondingly, the Partnership's cash holdings were reduced by the same amount and, therefore, the total liquidating distribution remains unchanged. The liquidating distribution includes all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time of filing of the certificate of dissolution, including reasonable reserves in connection with: (i) the proxy solicitation; (ii) the Sale (as detailed in the Sale Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other outstanding Partnership liabilities.

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

  In accordance with the terms of the Sale Agreement, the General Partners suspended all distributions to Limited Partners; however, as a result of the unforeseen delays brought about by the litigation and the due diligence issues highlighted above, the General Partners felt it was appropriate that an earnings distribution be made to the Limited Partners. Although the terms of the Sale Agreement entered into by the Partnership and the Purchaser provides that the assets being acquired by the Purchaser in connection with the Sale include all earnings of the Partnership from and after August 1, 1996, the Purchaser has agreed to allow the Partnership to make distributions to the Limited Partners of net earnings for the period from and after January 1, 1997 until the Sale is consummated. In exchange, the Partnership has agreed to extend the termination date of the Sale Agreement to June 30, 1998 to allow the Purchaser time to complete its due diligence. It is anticipated that the Merger Agreement will be extended past June 30, 1998 in the hope that the pending litigation will be resolved.

  On January 16, 1998, by agreement of the Partnership and the General Partners and pursuant to a motion of the General Partners, the District Court entered an order preventing the Partnership and the General Partners from completing the Sale, or otherwise disposing of all or substantially all of the Partnership's assets, until further order of the Court.

  On January 28, 1998, the District Court entered an Order of Reference to Special Master, designating a Special Master and vesting the Special Master with authority to resolve certain aspects of the lawsuit subject to the District Court's review and confirmation. The Special Master has been empowered to determine how the assets of the Partnership should be sold or disposed of in a manner which allows the Limited Partners to maximize their financial return in the shortest practicable time frame. In addition, early in the second quarter of 1998, the Special Master retained a financial advisor (the "Financial Advisor"), at the expense of the Partnership, to assist the Special Master. The Financial Advisor has been engaged to perform a valuation of the properties of the Partnership as well as a valuation of the Partnership itself. Further, the Financial Advisor is to recommend a strategy and procedure that will allow for the efficient and expedient disposition of the Partnership's properties. The General Partners anticipate that the Financial Advisor will make its recommendations to the Special Master in the second quarter of 1998. The cost to the Partnership for the services of the Financial Advisor is $70,000 plus reasonable expenses.

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

  A cash distribution of the Partnership's net earnings for the period January 1, 1998 to March 31, 1998 was made to Limited Partners on May 8, 1998 in the amount of approximately $329,000. Net earnings accruing after March 31, 1998 through the closing date will be included with the final cash distribution to the Limited Partners from the Sale. However, as detailed in "Litigation," by agreement of the Partnership and the General Partners and pursuant to a motion of the General Partners, the District Court entered an order preventing the Partnership and the General Partners from completing the Sale or otherwise disposing of all or substantially all of the Partnership's assets until further order of the Court.

Results of Operation - Three months Ended March 31, 1998 and 1997

  Results of operations for the three months ended March 31, 1998 reflected net income of $264,342 compared to net income of $338,070 for the three months ended March 31, 1997, a decrease of approximately $73,700.

  Total income for the three months ended March 31, 1998 was $418,625 as compared to $468,626 for the period ended March 31, 1997, a decrease of approximately $50,000. The decrease in total income is primarily the result of the one time decision of the Federal Bankruptcy court awarding the Partnership stock in the House of Fabrics which was recorded in the first quarter of 1997.

  Total expenses for the three months ended March 31, 1998 were $144,354 as compared to $119,064 for the period ended March 31, 1997, an increase of approximately $25,300. The increase in expenses was due to an increase in transaction costs of approximately $10,100 and a one time depreciation adjustment of approximately $14,900.

Item 3.   Quantitative and Qualitative Disclosures about Market
          Risk.

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

  On April 2, 1997, the Court granted plaintiffs' leave to again amend their complaint. In their second amended complaint, plaintiffs named the Partnership as a "Nominal Defendant." Plaintiffs also added a new claim, alleging that the General Partners violated certain of the rules of the Securities and Exchange Commission (the "Commission") by making false and misleading statements in the Proxy. Plaintiffs also allege that the General Partners breached their fiduciary duties, breached various provisions of the Agreement, violated the Illinois Deceptive Trade Practice Act, and violated section 17-305 of the Delaware Revised Uniform Limited Partnership Act. The General Partners deny those allegations and will continue to vigorously defend against these claims.

  On April 2, 1997, plaintiffs again requested that the District Court enjoin the closing of the Transaction. After conducting a lengthy hearing on May 1, 1997, the District Court denied plaintiffs' motion to preliminarily enjoin the closing of the Transaction. Plaintiffs filed a notice of appeal to the Seventh Circuit Court of Appeals from the District Court's May 1, 1997 order denying plaintiffs' motion to preliminarily enjoin the closing of the Transaction. This appeal was dismissed by the Seventh Circuit Court of Appeals on January 23, 1998, based on the appellate court's finding that the District Court's order of January 16, 1998 rendered the appeal moot.

  On January 16, 1998, by agreement of the Partnership and the General Partners and pursuant to a motion of the General Partners, the District Court entered an order preventing the Partnership and the General Partners from completing the Sale, or otherwise disposing of all or substantially all of the Partnership's assets, until further order of the Court.

  On January 28, 1998, the District Court entered an Order of Reference to Special Master, designating a Special Master and vesting the Special Master with authority to resolve certain aspects of the lawsuit subject to the District Court's review and confirmation. The Special Master has been empowered to determine how the assets of the Partnership should be sold or disposed of in a manner which allows the Limited Partners to maximize their financial return in the shortest practicable time frame. In addition, early in the second quarter of 1998, the Special Master retained a financial advisor (the "Financial Advisor"), at the expense of the Partnership, to assist the Special Master. The Financial Advisor has been engaged to perform a valuation of the properties of the Partnership as well as a valuation of the Partnership itself. Further, the Financial Advisor is to recommend a strategy and procedure that will allow for the efficient and expedient disposition of the Partnership's properties. The General Partners anticipate that the Financial Advisor will make its recommendations to the Special Master in the second quarter of 1998. The cost to the Partnership for the services of the Financial Advisor is $70,000 plus reasonable expenses.

  C. The Scialpi Illinois Lawsuit

  On June 20, 1997, another lawsuit was filed in the United States District Court for the Northern District of Illinois, styled Benjamin Siegel, Rebecca Scialpi, Helen Friedlander, and BHS & Associates, Inc. v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., James L. Brault, Brauvin Real Estate Funds LLC, Brauvin High Yield Fund L.P., Brauvin High Yield Fund II L.P., Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P., Docket number 97 C 4450. The Partnership and the Affiliated Partnerships are each named as "Nominal Defendant" in the lawsuit. Jerome J. Brault and the Corporate General Partner of the Partnership, as well as the corporate general partners of the Affiliated Partnerships, have been named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, is also named as a defendant.

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

        None.

ITEM 3. Defaults Upon Senior Securities.

        None.

ITEM 4. Submission Of Matters To a Vote of Security Holders.

        None.

ITEM 5. Other Information.

  On May 15, 1998, B. Allen Aynessazian resigned as Chief Financial Officer from the Corporate General Partner. Mr. Aynessazian is returning to Giordano's Enterprises, a privately held restaurant concern where he worked from 1989 until 1996, prior to joining the Brauvin organization.

  Mr. Aynessazian is being succeeded by Mr. Thomas E. Murphy, age
31. Mr. Murphy will be the Partnership's Principal Accounting Officer. He is responsible for the daily operations of Partnership accounting and financial reporting to regulatory agencies. Mr. Murphy received a B.S. degree from Northern Illinois University in 1988. Prior to joining the Brauvin organization he was in the accounting department of Zell/Merrill Lynch and First Capital Real Estate Funds where he was responsible for the preparation of the accounting and financial reporting for several real estate limited partnerships and corporations. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.

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


  DATED: May 15, 1998