Form 10-Q
period 1998-06-30
BRAUVIN CORPORATE LEASE PROGRAM IV L P
filed 1998-08-20
CIK 878657

                        UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

  For the quarterly period ended     June 30, 1998

                                or

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

                              INDEX
                                                                Page
                             PART I
Financial Information

Item 1. Consolidated Financial Statements. . . . . . . . . .             3

         Consolidated Balance Sheets at June 30, 1998
         and December 31, 1997 . . . . . . . . . . . . . . .             4

         Consolidated Statements of Operations for the
         six months ended June 30, 1998 and 1997 . . . . . .             5

         Consolidated Statements of Operations for the
         three months ended June 30, 1998 and 1997 . . . . .             6

         Consolidated Statements of Partners' Capital for
         the periods January 1, 1997 to June 30, 1998. . . .             7

         Consolidated Statements of Cash Flows for the
         six months ended June 30, 1998 and 1997 . . . . . .             8

         Notes to Consolidated Financial Statements. . . . .             9

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . .            26

Item 3. Quantitative and Qualitative Disclosures about
         Market Risk . . . . . . . . . . . . . . . . . . . .            33

PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . .            34

Item 2. Changes in Securities. . . . . . . . . . . . . . . .            39

Item 3. Defaults Upon Senior Securities. . . . . . . . . . .            39

Item 4. Submissions of Matters to a Vote of
         Security Holders. . . . . . . . . . . . . . . . . .            39

Item 5. Other Information. . . . . . . . . . . . . . . . . .            39

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . .            39

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .            40

                PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

  Except for the December 31, 1997 Consolidated Balance Sheet, the following Consolidated Balance Sheet as of June 30, 1998, Consolidated Statements of Operations for the six months ended June 30, 1998 and 1997, Consolidated Statements of Operations for the three months ended June 30, 1998 and 1997, Consolidated Statements of Partners' Capital for the periods January 1,1997 to June 30, 1998 and Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1997 for Brauvin Corporate Lease Program IV L.P. (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1997 Annual Report on Form
10-K.

                BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                 (a Delaware limited partnership)

                  CONSOLIDATED BALANCE SHEETS


                                            June 30,     December 31,
                                                1998         1997
ASSETS
Investment in real estate:
       Land                                     $3,991,040     $3,991,040
       Buildings and improvements               9,460,590       9,460,590
                                               13,451,630      13,451,630
       Less:  Accumulated depreciation          (1,275,228)    (1,135,602)
       Net investment in real estate            12,176,402     12,316,028
Investment in Brauvin Bay County
       Venture (Note 4)                            249,482        251,449
Cash and cash equivalents                          417,582        139,508
Investment in marketable securities                     --         35,075
Deferred rent receivable                           496,557        453,999
Prepaid offering costs                             175,163        175,163
Other assets                                            --          3,840
        Total Assets                           $13,515,186    $13,375,062
LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and
       accrued expenses                        $   170,313    $    96,709
Rent received in advance                            41,892         41,611
Due to an affiliate                                   1,391         1,460
        Total Liabilities                           213,596       139,780

MINORITY INTERESTS IN BRAUVIN
 GWINNETT COUNTY VENTURE                            687,477       693,157
PARTNERS' CAPITAL:
 General Partners                                    19,489        16,995
 Interest Holders                                12,594,624    12,525,130
 Total Partners' Capital                         12,614,113    12,542,125
 Total Liabilities and
        Partners' Capital                       $13,515,186   $13,375,062






  See accompanying notes to consolidated financial statements.
            BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
                For the six months ended June 30,

                                                    1998            1997
INCOME:
     Rental                                      $731,248        $747,888
     Interest                                       7,857          19,029
     Other                                         53,542          68,183
      Total income                                792,647         835,100

EXPENSES:
     General and administrative                   117,665         112,262
     Management fees (Note 3)                       7,252           7,421
     Amortization of organization costs                --           2,000
     Depreciation                                 139,626         124,775
     Valuation fees                                59,500              --
     Transaction costs (Note 5)                    41,092          47,162
      Total expenses                              365,135         293,620

Income before minority and equity
     interests in joint venture                   427,512         541,480

Minority interests' share in Brauvin
     Gwinnett County Venture's net income         (30,676)        (31,435)

Equity interest in Brauvin Bay
     County Venture                                 9,793           8,213

Net income                                       $406,629        $518,258

Net income allocated to the
     General Partners                            $  8,133        $     --

Net income allocated to the
     Limited Partners                            $398,496        $518,258

Net income per Unit outstanding (a)              $   0.24        $   0.32

















   See accompanying notes to consolidated financial statements.
              BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended June 30,

                                                  1998             1997
INCOME:
     Rental                                      $365,216        $377,062
     Interest                                       4,614           8,834
     Other                                          4,192         (19,422)
      Total income                                374,022         366,474

EXPENSES:
     General and administrative                    70,801          67,685
     Management fees (Note 3)                       3,671           3,437
     Amortization of organization costs                --             500
     Depreciation                                  62,388          62,387
     Valuation fees                                59,500              --
     Transaction costs (Note 5)                    24,421          40,547
      Total expenses                              220,781         174,556

Income before minority and equity
     interests in joint venture                   153,241         191,918
Minority interests' share in Brauvin
     Gwinnett County Venture's net income         (15,797)        (15,588)
Equity interest in Brauvin Bay
     County Venture                                 4,843           3,858

Net income                                       $142,287        $180,188

Net income allocated to the
     General Partners                            $  2,846        $     --

Net income allocated to the
     Limited Partners                            $139,441        $180,188

Net income per Unit outstanding (a)              $   0.09        $   0.11













  See accompanying notes to consolidated financial statements.
            BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                (a Delaware limited partnership)

          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
   For the periods from January 1, 1997 through June 30, 1998

                                       General      Limited
                                      Partners     Partners*     Total

Balance, January 1, 1997              $ 10,794   $13,299,407  $13,310,201

Net income                               6,201       971,308      977,509
Cash distributions                          --    (1,745,585)  (1,745,585)

Balance, December 31, 1997              16,995    12,525,130   12,542,125

Net income                               8,133       398,496      406,629
Cash distributions                      (5,639)     (329,002)    (334,641)

Balance June 30, 1998                 $ 19,489   $12,594,624  $12,614,113



  *Total Units sold, including those raised through the Plan, at June 30, 1998 and December 31, 1997 were 1,632,510. Cash distributions to Limited Partners per Unit were approximately $0.20 and $1.07, respectively, for the six months ended June 30, 1998 and the year ended December 31, 1997.


















   See accompanying notes to consolidated financial statements.
              BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                  (a Delaware limited partnership)

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Six months Ended June 30,

                                                        1998        1997
Cash flows from operating activities:
   Net income                                         $406,629   $518,258
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                     139,626    126,775
     Minority interests in Brauvin Gwinnett
     County Venture's net income                        30,676     31,435
     Equity interest in Brauvin Bay
    County Venture's net income                         (9,793)    (8,213)
   Change in tenant receivable                              --        325
   Change in deferred rent receivable                  (42,558)   (60,450)
   Change in other assets                                3,840     (3,935)
   Change in accounts payable and
     accrued expenses                                   73,604     (9,504)
   Change in rent received in
    advance                                                281     (5,863)
   Change in due to affiliates                             (69)     1,165
 Net cash provided by operating activities             602,236    589,993

Cash flows from investing activities:
   Change in investment in
    marketable securities                               35,075    (46,778)
   Distribution from Brauvin Bay
     County Venture                                     11,760     10,800
   Cash provided by (used in) investing
     activities                                         46,835    (35,978)

Cash flows from financing activities:
   Cash distributions to Limited Partners             (329,002)   (395,366)
   Cash distributions to General Partners               (5,639)
   Cash distribution to minority interest
    in Brauvin Gwinnett County Venture                 (36,356)    (37,250)

   Cash used in financing activities                  (370,997)   (432,616)
   Net increase in cash and
   cash equivalents                                    278,074     121,399
 Cash and cash equivalents at beginning
    of year                                            139,508     753,655
 Cash and cash equivalents at end of year             $417,582    $875,054










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

  The Partnership filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which was declared effective on December 12, 1991. Per the terms of the Restated Limited Partnership Agreement of the Partnership (the "Agreement"), the minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on April 27, 1992. The Partnership's offering was anticipated to close on December 11, 1992 but the Partnership obtained an extension until December 11, 1993. A total of 1,600,831 Units were sold to the public through the offering at $10 per Unit ($16,008,310). Through June 30, 1998 and December 31, 1997, the Partnership has sold $16,443,810 of Units. This total includes $435,100 of Units raised by Limited Partners who utilized their distributions of Operating Cash Flow to purchase additional Units through the Partnership's distribution reinvestment plan (the "Plan"). Units valued at $118,706 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of June 30, 1998 and December 31, 1997. As of June 30, 1998, the Plan participants own Units which approximate 3% of the total Units sold.

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

    Investment in Real Estate

    At June 30, 1998 and December 31, 1997, the Partnership has classified its real estate investments as held for sale in recognition of the proposed transaction (see Note 5), and the properties are stated at the lower of cost including acquisition costs, or net realizable value. Depreciation expense is computed on a straight-line basis over approximately 39 years.

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

    The fair value estimates presented herein are based on information available to management as of June 30, 1998 and December 31, 1997, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

    The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; investment in marketable securities; tenant receivables; accounts payable and accrued expenses; rent received in advance; and due to affiliate.

(2)  PARTNERSHIP AGREEMENT

   Distributions

   All Operating Cash Flow, as defined in the Agreement, during the period commencing with the date the Partnership accepted subscriptions for Units totaling $1,200,000 and terminating on the Termination Date, as defined in the Prospectus, were distributed to the Limited Partners on a quarterly basis. Currently, Distributions of Operating Cash Flow, if available, shall be made within 45 days following the end of each calendar quarter or are paid monthly within 15 days of the end of the month, depending upon the Limited Partner's preference. Operating Cash Flow shall be distributed as follows: (a) first, to the Limited Partners until the Limited Partners receive an amount equal to a 9% non-cumulative, non-compounded annual return on Adjusted Investment, as defined in the Agreement, commencing on the last day of the calendar quarter in which the Unit was purchased (the "Current Preferred Return"); and (b) thereafter, any remaining amounts will be distributed 98% to the Limited Partners (on a pro rata basis) and 2% to the General Partners.

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

(3)  TRANSACTIONS WITH RELATED PARTIES

   The Partnership paid an affiliate of the General Partners an acquisition fee in the amount of up to 5% of the gross proceeds of the Partnership's offering for the services rendered in connection with the process pertaining to the acquisition of a property. Acquisition fees related to the properties not ultimately purchased by the Partnership were expensed as incurred.

   The Partnership paid an affiliated entity a non-accountable selling expense allowance in an amount equal to 2% of the gross proceeds of the Partnership's offering, a portion of which may be re-allowed to participating dealers.

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

     Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the six months ended June
30, 1998 and 1997 were as follows:

                                          1998        1997

 Management fees                          $7,252      $7,421
 Reimbursable operating
  expense                                 51,313      51,738
 Legal fees                                   --         114

   As of June 30, 1998 and December 31, 1997, the Partnership has made all payments to affiliates except for $1,391 and $1,460, respectively, related to management fees.

(4)  INVESTMENT IN JOINT VENTURE

   The Partnership owns an equity interest in the Brauvin Bay
County Venture and reports its investment on the equity method.
The following are condensed financial statements for the Brauvin
Bay County Venture:

                    BRAUVIN BAY COUNTY VENTURE

                                    June 30,                December 31,
                                        1998                    1997
Land and buildings, net           $1,042,765                 $1,051,588
Other assets                           1,829                     11,989
                                  $1,044,594                 $1,063,577

Liabilities                       $    3,031                 $   13,820
Partners' capital                  1,041,563                  1,049,757
                                  $1,044,594                 $1,063,577


                    Six months Ended June 30,

                                   1998                1997

Rental and other income           $54,714           $55,271

Expenses:
 Depreciation                       8,823             7,396
 Management fees                      582               685
 Operating and administrative       4,503            12,970
                                   13,908            21,051

Net Income                        $40,806           $34,220








(5) SALE OF PROPERTIES AND LITIGATION

    Sale of Properties

   Pursuant to the terms of an agreement of purchase and sale of assets dated as of June 14, 1996, as amended March 24, 1997, June 30, 1997, September 30, 1997, December 31, 1997, March 31, 1998 and
June 30, 1998 (the "Sale Agreement"), the Partnership proposed to sell (the "Sale") substantially all of the Partnership's properties (the "Assets") to Brauvin Real Estate Funds L.L.C., a Delaware limited liability company affiliated with certain of the General Partners (the "Purchaser"), for a purchase price of $12,489,100, in
cash, which was approximately $7.65 per Unit.   Although the Sale
will not be consummated, the following text describes the transaction. If certain conditions of the Transaction were met, the Partnership would be liquidated and the Class A Limited Partners would have received a liquidating distribution of approximately $6.95 to $7.50 per Unit in cash based upon the time such Class A Limited Partners invested in the Partnership and Class B Limited Partners will receive a liquidating distribution of approximately $8.44 to $8.73 per Unit. Of the liquidating distributions (of both Class A and Class B investors) referred to above, approximately $0.38 was already distributed to the Limited Partners. The Limited Partners holding a majority of the Units voted on the Sale on November 8, 1996. The Limited Partners also voted on the adoption of an amendment to the Agreement, to allow the Partnership to sell or lease property to affiliates (this amendment, together with the Sale shall be referred to herein as the "Transaction").

  The sale price to be paid to the Limited Partners in connection with the Sale was based on the fair market value of the Assets. Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield"), an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. On April 1, 1996, Cushman & Wakefield determined the fair market value of the Assets to be $12,489,100, or $7.65 per Unit. Subsequently, the Partnership purchased a 24% interest in Brauvin Bay County Venture. Based on the terms of the Sale Agreement, the fair market value of the Assets will be increased by the amount of the investment in Brauvin Bay County Venture, and correspondingly, the Partnership's cash holdings were reduced by the same amount and, therefore, the total liquidating distribution remains unchanged. The liquidating distribution includes all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time of filing of the certificate of dissolution, including reasonable reserves in connection with: (i) the proxy solicitation; (ii) the Sale (as detailed in the Sale Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other outstanding Partnership liabilities.

  The General Partners were not to receive any fees in connection with the Transaction and would receive only a de minimis liquidating distribution of less than $17,000 in the aggregate in accordance with the terms of the Agreement.

  The Managing General Partner and his son, James L. Brault, an executive officer of the Corporate General Partner, were to have a minority ownership interest in the Purchaser.

   The Sale has not been completed primarily due to certain litigation, as described below, that is still pending. The General Partners believe that these lawsuits are without merit and, therefore, continue to vigorously defend against them.

  Because of the August 12, 1998 ruling of the District Court in the Christman litigation, as described below, it is not possible for the Sale to be consummated.

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

  Distributions of the Partnership's net earnings for the periods January 1, 1998 to March 31, 1998 and April 1, 1998 to June 30, 1998 were made to the Limited Partners on May 8, 1998 and August 15, 1998, respectively, in the amounts of approximately $329,000 and $179,100.

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

  On October 16, 1996 and on November 6, 1996, the parties filed cross-motions for partial summary judgement addressing the allegation in plaintiffs' amended complaint that the Agreement does not allow the Limited Partners to vote in favor of or against the Transaction by proxy. On August 12, 1998, the District Court granted plaintiffs' motion for summary judgement, holding that the Agreement did not allow the Limited Partners to vote in favor or against the Transaction by proxy.

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

  On August 4, 1998, the Special Master filed a Report and
Recommendation with the District Court, expressing the Special
Master's recommendation that the Partnership's properties be disposed of in an auction conducted by the Financial Advisor under the direction of the Special Master.

  On August 12, 1998, the District Court ruled in favor of the plaintiffs motion for partial summary judgement, holding that the Agreement did not allow Limited Partners to vote in favor or against the Transaction by proxy.

  C. The Scialpi Illinois Lawsuit

  On June 20, 1997, another lawsuit was filed in the United States District Court for the Northern District of Illinois, styled Benjamin Siegel, Rebecca Scialpi, Helen Friedlander, and BHS & Associates, Inc. v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., James L. Brault, Brauvin Real Estate Funds LLC Brauvin High Yield Fund L.P., Brauvin High Yield Fund II L.P., Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P., Docket number 97 C 4450. The Partnership and the Affiliated Partnerships are each named as "Nominal Defendant" in the lawsuit. Jerome J. Brault and the Corporate General Partner of the Partnership, as well as the corporate general partners of the Affiliated Partnerships, have been named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, is also named as a defendant.

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

   Prior to the commencement of the Partnership's proxy solicitation, the Partnership raised a total of $16,008,310 through the Offering and an additional $435,100 through the Plan through June 30, 1998. As of June 30, 1998, Units valued at $118,706 have been repurchased by the Partnership from Limited Partners liquidating their original investment and have been retired.

   The Partnership purchased the land and buildings underlying a Steak n Shake restaurant and a Children's World Learning Center in 1992. In 1993, the Partnership purchased the land and buildings underlying two Chuck E. Cheese's restaurants, a Mrs. Winner's Chicken & Biscuit restaurant, a House of Fabrics store, and a Volume ShoeSource. Additionally in 1993, the Partnership acquired a 70.2% equity interest in a joint venture with affiliated public real estate limited partnerships that acquired the land and building underlying a CompUSA computer superstore. The Partnership acquired the land and buildings underlying an East Side Mario's restaurant, a Blockbuster Video store and a Walden Books Store in 1994. In 1996, the Partnership acquired a 24% equity interest in a joint venture with affiliated public real estate limited partnerships that acquired the land and building underlying a Blockbuster Video store.

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

   Below is a table summarizing the four year historical data for distribution rates per unit:

 Distribution
     Date           1998 (a)   1997(b)  1996     1995
February 15              --   $.2422  $.2000   $.2000

May 15               $.2015    .1093   .1875    .2000

August 15             .0197    .1767      --    .2000

November 15                    .5411      --    .2000
  (a) The 1998 distributions were made on May 8, 1998 and August
15, 1998.
  (b) The 1997 distributions were made on March 31, 1997, July 15, 1997, October 22, 1997 and December 31, 1997.

  Per the terms of the Sale, the Partnership's net earnings from April 1996 through July 1996 were to be distributed to the Limited Partners in conjunction with the closing of the Sale. However, because of the lengthy delay and the uncertainty of the ultimate closing date, the General Partners decided to make a significant distribution on December 31, 1997 of the Partnership's earnings. Included in the December 31, 1997 distribution was any prior period earnings including amounts previously reserved for anticipated closing costs. Based on the August 12, 1998 ruling of the District Court in the Christman litigation, it is not possible for the Sale to be consummated.

  Future increases in the Partnership's distributions will depend on increased sales at the Partnership's properties, resulting in additional percentage rent. Rental increases, to a lesser extent, may occur due to increases in receipts from certain leases based upon increases in the Consumer Price Index or scheduled increases of base rent.

  Although the Sale will not be consummated, the following text describes the Transaction. Pursuant to the terms of the Sale Agreement the Limited Partners were to have received approximately $7.65 per Unit. If certain conditions of the Transaction were met, the Partnership would have been liquidated and the Class A Limited Partners would have received a liquidating distribution of approximately $6.95 to $7.50 per Unit in cash based upon the time such Class A Limited Partners invested in the Partnership and Class B Limited Partners would have received a liquidating distribution of approximately $8.44 to $8.73 per Unit. Of the liquidating distributions (of both Class A and Class B investors) referred to above, approximately $0.38 was distributed to the Limited Partners in the December 31, 1997 distribution.

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

  The sale price that was to be paid to the Limited Partners in connection with the Sale was based on the fair market value of the properties of the Partnership (the "Assets"). Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield"), an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. On April 1, 1996, Cushman & Wakefield determined the fair market value of the Assets to be $12,489,100, or $7.65 per Unit. Subsequently, the Partnership purchased a 24% interest in Brauvin Bay County Venture. Based on the terms of the Sale Agreement, the fair market value of the Assets will be increased by the amount of the investment in Brauvin Bay County Venture, and correspondingly, the Partnership's cash holdings were reduced by the same amount and, therefore, the total liquidating distribution remains unchanged. The liquidating distribution included all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time of filing of the certificate of dissolution, including reasonable reserves in connection with: (i) the proxy solicitation; (ii) the Sale (as detailed in the Sale Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other outstanding Partnership liabilities.

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

  Mr. Jerome J. Brault is the Managing General Partner of the Partnership and Brauvin Realty Advisors IV, Inc. is the Corporate General Partner. Mr. Cezar M. Froelich resigned his position as an Individual General Partner of the Partnership effective as of September 17, 1996. The General Partners were not to receive any fees in connection with the Transaction and were to receive only a de minimis liquidating distribution of less than $17,000 in the aggregate in accordance with the terms of the Agreement.

  The Managing General Partner and his son, James L. Brault, an executive officer of the Corporate General Partner, were to have a minority ownership interest in the Purchaser. Therefore, the Messrs. Brault had an indirect economic interest in consummating the Transaction that was in conflict with the economic interests of the Limited Partners. Mr. Froelich has no affiliation with the Purchaser.

   Although the Special Meeting was held and an affirmative vote of the majority of the Limited Partners was received, the District Court ruled on August 12, 1998 in favor of the plaintiffs' motion for partial summary judgement, holding that the Agreement did not allow the Limited Partners to vote in favor or against the Transaction by proxy.

  The litigation, as described herein, has now been pending for approximately 23 months. The lawsuits continue to command the time, attention and resources of the Partnership. The General Partners believe that these lawsuits are without merit and, therefore, continue to vigorously defend against them.

  On January 16, 1998, by agreement of the Partnership and the General Partners and pursuant to a motion of the General Partners, the District Court entered an order preventing the Partnership and the General Partners from completing the Sale, or otherwise disposing of all or substantially all of the Assets, until further order of the Court.

  On January 28, 1998, the District Court entered an Order of Reference to Special Master, designating a Special Master and vesting the Special Master with authority to resolve certain aspects of the lawsuit subject to the District Court's review and confirmation. The Special Master has been empowered to determine how the assets of the Partnership should be sold or disposed of in a manner which allows the Limited Partners to maximize their financial return in the shortest practicable time frame. In addition, early in the second quarter of 1998, the Special Master retained a financial advisor (the "Financial Advisor"), at the expense of the Partnership, to assist the Special Master. The Financial Advisor has been engaged to perform a valuation of the properties of the Partnership as well as a valuation of the Partnership itself. The cost to the Partnership for the services of the Financial Advisor is $70,000 plus reasonable expenses. On August 4, 1998, the Special Master filed a Report and Recommendation with the District Court expressing the Special Master's recommendation that the Partnership's properties be disposed of in an auction conducted by the Financial Advisor under the direction of the Special Master.

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

  Distributions of the Partnership's net earnings for the periods January 1, 1998 to March 31, 1998 and April 1, 1998 to June 30, 1998 were made to Limited Partners on May 8, 1998 and August 15, 1998, respectively, in the amounts of approximately $329,000 and $170,900.

Results of Operation - Six months Ended June 30, 1998 and 1997

  Results of operations for the six months ended June 30, 1998 reflected net income of $406,629 compared to net income of $518,258 for the six months ended June 30, 1997, a decrease of approximately $111,600.

  Total income for the six months ended June 30, 1998 was $792,647 as compared to $835,100 for the period ended June 30, 1997, a decrease of approximately $42,500. The decrease in total income is primarily the result of the one time decision of the Federal Bankruptcy court awarding the Partnership stock in the House of Fabrics which was recorded in the first quarter of 1997.

  Total expenses for the six months ended June 30, 1998 were $365,135 as compared to $293,620 for the period ended June 30, 1997, an increase of approximately $71,500. The increase in expenses was due to an increase in valuation fees of approximately $59,500 and a one time depreciation adjustment of approximately $14,900.

Results of Operation - Three months Ended June 30, 1998 and 1997

  Results of operations for the three months ended June 30, 1998 reflected net income of $142,287 compared to net income of $180,188 for the three months ended June 30, 1997, a decrease of approximately $37,900.

  Total income for the three months ended June 30, 1998 was $374,022 as compared to $366,474 for the period ended June 30, 1997, an increase of approximately $7,500. The increase in total income is primarily the result of the 1997 total income reflecting a reduction in the value of the House of Fabrics stock which was sold in the first quarter of 1998.

  Total expenses for the three months ended June 30, 1998 were $220,781 as compared to $174,556 for the period ended June 30, 1997, an increase of approximately $46,200. The increase in expenses was due to an increase in valuation fees of approximately $59,500.

Item 3. Quantitative and Qualitative Disclosures about Market
        Risk.

  The Partnership does not engage in any hedge transactions or own any derivative financial instruments.

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

  A. The Dismissed Florida Lawsuit

  On September 17, 1996, a lawsuit was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, styled Rebecca Scialpi and Helen Friedlander v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., and Brauvin Realty Advisors IV, Inc., James L. Brault, and Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund L.P. II, Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P., Docket No. 96012807. The Partnership and the other affiliated partnerships named in this lawsuit (the "Affiliated Partnerships") that are proposed to be a party to a Sale or merger with the Purchaser, were each named as a "Nominal Defendant" in this lawsuit. The named plaintiffs were not limited partners in the Partnership. Rather, the named plaintiffs are limited partners in Brauvin High Yield Fund L.P. II, one of the Affiliated Partnerships. Jerome J. Brault, the Managing General Partner of the Partnership, and Brauvin Realty Advisors IV, Inc., the Corporate General Partner of the Partnership, as well as certain corporate general partners of the Affiliated Partnerships, were named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault was also named as a defendant. This lawsuit was dismissed for want of prosecution on January 28, 1998.

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

  On October 16, 1996 and on November 6, 1996, the parties filed cross-motions for partial summary judgement addressing the allegation in plaintiffs' amended complaint that the Agreement does not allow the Limited Partners to vote in favor of or against the Transaction by proxy. On August 12, 1998, the District Court granted plaintiffs' motion for partial summary judgement, holding that the Agreement did not allow the Limited Partners to vote in favor or against the Transaction by proxy.

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

  On August 4, 1998, the Special Master filed a Report and
Recommendation with the District Court, expressing the Special
Master's recommendation that the Partnership's properties be disposed of in an auction conducted by the Financial Advisor under the direction of the Special Master.

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


                           By:  /s/ Thomas E. Murphy
                                Thomas E. Murphy
                                Chief Financial Officer and
                                Treasurer




  DATED: August 19, 1998