Form 10-Q
period 1998-09-30
BRAUVIN CORPORATE LEASE PROGRAM IV L P
filed 1998-11-17
CIK 878657

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

  For the quarterly period ended     September 30, 1998

                                or

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

                           (312)759-7660
       (Registrant's telephone number, including area code)

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

                              INDEX
                                                                Page
                             PART I
Financial Information

Item 1. Consolidated Financial Statements. . . . . . . . . .             3

         Consolidated Balance Sheets at September 30, 1998
         and December 31, 1997 . . . . . . . . . . . . . . .             4

         Consolidated Statements of Operations for the
         nine months ended September 30, 1998 and 1997 . . .             5

         Consolidated Statements of Operations for the
         three months ended September 30, 1998 and 1997. . .             6

         Consolidated Statements of Partners' Capital for
         the periods January 1, 1997 to September 30, 1998 .             7

         Consolidated Statements of Cash Flows for the
         nine months ended September 30, 1998 and 1997 . . .             8

         Notes to Consolidated Financial Statements. . . . .             9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations . . . . . . . .             28

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk . . . . . . . . . . . . . . . . . . . .             37

PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . .            38

Item 2. Changes in Securities. . . . . . . . . . . . . . . .            43

Item 3. Defaults Upon Senior Securities. . . . . . . . . . .            43

Item 4. Submissions of Matters to a Vote of
         Security Holders. . . . . . . . . . . . . . . . . .            44

Item 5. Other Information. . . . . . . . . . . . . . . . . .            44

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . .            44

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .            45

                  PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

  Except for the December 31, 1997 Consolidated Balance Sheet, the following Consolidated Balance Sheet as of September 30, 1998, Consolidated Statements of Operations for the nine months ended September 30, 1998 and 1997, Consolidated Statements of Operations for the three months ended September 30, 1998 and 1997, Consolidated Statements of Partners' Capital for the periods January 1,1997 to September 30, 1998 and Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997 for Brauvin Corporate Lease Program IV L.P. (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1997 Annual Report on Form
10-K.

             BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                 (a Delaware limited partnership)

                  CONSOLIDATED BALANCE SHEETS


                                           September 30,     December 31,
                                                1998            1997
ASSETS
Investment in real estate:
       Land                                    $ 3,933,663     $3,991,040
       Buildings and improvements                9,355,967      9,460,590
                                                13,289,630     13,451,630
       Less:  Accumulated depreciation          (1,336,759)    (1,135,602)
       Net investment in real estate            11,952,871     12,316,028

Investment in Brauvin Bay County
       Venture (Note 4)                            249,961        251,449
Cash and cash equivalents                          455,909        139,508
Investment in marketable securities                     --         35,075
Deferred rent receivable                           517,837        453,999
Prepaid offering costs                             175,163        175,163
Other assets                                            --          3,840
             Total Assets                      $13,351,741    $13,375,062

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and
       accrued expenses                        $   162,578    $    96,709
Rent received in advance                            60,592         41,611
Due to an affiliate                                     937         1,460
Security deposits                                    12,500            --
   Total Liabilities                                236,607       139,780

MINORITY INTERESTS IN BRAUVIN
 GWINNETT COUNTY VENTURE                            686,024       693,157

PARTNERS' CAPITAL:
 General Partners                                    19,370        16,995
 Limited Partners                                12,409,740    12,525,130
      Total Partners' Capital                    12,429,110    12,542,125
      Total Liabilities and
        Partners' Capital                       $13,351,741   $13,375,062



  See accompanying notes to consolidated financial statements.

            BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
             For the nine months ended September 30,

                                                1998              1997
INCOME:
     Rental                                    $1,106,636      $1,131,803
     Interest                                      12,256          29,487
     Other                                         57,752          57,475
      Total income                              1,176,644       1,218,765

EXPENSES:
     General and administrative                   162,619         153,756
     Management fees (Note 3)                      10,922          10,820
     Amortization of organization costs                --           2,000
     Depreciation                                 201,157         188,092
     Valuation fees                                70,000              --
     Transaction costs (Note 5)                    57,204          82,853
     Loss on impairment                           242,000              --
      Total expenses                              743,902         437,521

Income before minority and equity
     interests in joint venture                   432,742         781,244

Minority interests' share in Brauvin
     Gwinnett County Venture's net income         (47,103)        (47,423)

Equity interest in Brauvin Bay
     County Venture                                15,072          12,998

Net income                                       $400,711        $746,819

Net income allocated to the
     General Partners                            $  8,014        $     --

Net income allocated to the
     Limited Partners                            $392,697        $746,819

Net income per Unit outstanding (a)              $   0.24        $   0.46








  See accompanying notes to consolidated financial statements.

            BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
             For the three months ended September 30,

                                                   1998            1997
INCOME:
     Rental                                      $375,388        $383,915
     Interest                                       4,399          10,458
     Other                                          4,210         (10,708)
      Total income                                383,997         383,665

EXPENSES:
     General and administrative                    44,954          41,494
     Management fees (Note 3)                       3,670           3,399
     Amortization of organization costs                --              --
     Depreciation                                  61,531          63,317
     Valuation fees                                10,500              --
     Transaction costs (Note 5)                    16,112          35,691
     Loss on impairment                           242,000              --
      Total expenses                              378,767         143,901

Income before minority and equity
     interests in joint venture                     5,230         239,764
Minority interests' share in Brauvin
     Gwinnett County Venture's net income         (16,427)        (15,988)
Equity interest in Brauvin Bay
     County Venture                                 5,279           4,785

Net (loss)income                                  $(5,918)       $228,561

Net loss allocated to the
     General Partners                             $  (118)       $     --

Net (loss) income allocated to the
     Limited Partners                             $(5,800)       $228,561

Net income per Unit outstanding (a)               $    --        $   0.14







  See accompanying notes to consolidated financial statements.

            BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                (a Delaware limited partnership)

          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
For the periods from January 1, 1997 through September 30, 1998

                                      General      Limited
                                      Partners     Partners*     Total

Balance, December 31, 1996            $ 10,794   $13,299,407  $13,310,201

Net income                               6,201       971,308      977,509
Cash distributions                          --    (1,745,585)  (1,745,585)

Balance, December 31, 1997              16,995    12,525,130   12,542,125

Net income                               8,014       392,697      400,711
Cash distributions                      (5,639)     (508,087)    (513,726)

Balance September 30, 1998            $ 19,370   $12,409,740  $12,429,110



  *Total Units sold, including those raised through the Plan, at September 30, 1998 and December 31, 1997 were 1,632,510. Cash distributions to Limited Partners per Unit were approximately $0.31 and $1.07, respectively, for the nine months ended September 30, 1998 and the year ended December 31, 1997.














   See accompanying notes to consolidated financial statements.

              BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                  (a Delaware limited partnership)

                CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Nine months Ended September 30,

                                                       1998        1997
Cash flows from operating activities:
   Net income                                         $400,711   $746,819
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                     201,157    190,092
   Provision for impairment                            242,000         --
     Minority interests in Brauvin Gwinnett
          County Venture's net income                   47,103     47,423
     Equity interest in Brauvin Bay
    County Venture's net income                        (15,072)   (12,998)
   Change in tenant receivable                              --        325
   Change in deferred rent receivable                  (63,838)   (90,675)
   Change in orther assets                               3,840     (3,935)
   Change in accounts payable and
     accrued expenses                                   65,869     12,511
   Change in rent received in
    advance                                             18,981    (14,978)
   Change in due to affiliates                            (523)     1,106
   Increase in security deposits                        12,500         --
 Net cash provided by operating activities             912,728    875,690

Cash flows from investing activities:
  Change in investment in marketable
    securities                                          35,075    (32,948)
   Capital expenditures                                (80,000)        --
   Distribution from Brauvin Bay
     County Venture                                     16,560     18,720
   Cash (used in) provided by investing
     activities                                        (28,365)    14,228

Cash flows from financing activities:
   Cash distributions to Limited Partners             (508,087)  (573,865)
   Cash distributions to General Partners               (5,639)        --
   Cash distribution to minority interest
    in Brauvin Gwinnett County Venture                 (54,236)   (53,939)
   Cash used in financing activities                  (567,962)  (627,804)

   Net increase in cash and
    cash equivalents                                   316,401    233,658
 Cash and cash equivalents at
    beginning of year                                  139,508    753,655
 Cash and cash equivalents at end of year            $ 455,909   $987,313

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

  The Partnership filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which was declared effective on December 12, 1991. Per the terms of the Restated Limited Partnership Agreement of the Partnership (the "Agreement"), the minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on April 27, 1992. The Partnership's offering was anticipated to close on December 11, 1992 but the Partnership obtained an extension until December 11, 1993. A total of 1,600,831 Units were sold to the public through the offering at $10 per Unit ($16,008,310). Through September 30, 1998 and December 31, 1997, the Partnership has sold $16,443,810 of Units. This total includes $435,100 of Units raised by Limited Partners who utilized their distributions of Operating Cash Flow to purchase additional Units through the Partnership's distribution reinvestment plan (the "Plan"). Units valued at $118,706 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of September 30, 1998 and December 31, 1997. As of September 30, 1998, the Plan participants own Units which approximate 3% of the total Units sold.

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

  Accounting Method

  The accompanying consolidated financial statements have been prepared using the accrual method of accounting.

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

  Investment in Joint Venture

  The Partnership owns a 24% equity interest in a joint venture, Brauvin Bay County Venture, which owns one Blockbuster Video store. The accompanying consolidated financial statements include the investment in Brauvin Bay County Venture using the equity method of accounting.




  Investment in Real Estate

  At September 30, 1998 and December 31, 1997, the Partnership has classified its real estate investments as held for sale in recognition of the proposed transaction (see Note 5), and the properties are stated at the lower of cost including acquisition costs, or net realizable value. Depreciation expense is computed on a straight-line basis over approximately 39 years.

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

  In 1998, the Partnership engaged LaSalle Partners Corporate & Financial Services, Inc. to prepare an evaluation of the partnership's properties. As a result of this evaluation, in the third quarter of 1998, the Partnership recorded a provision for impairment of $242,000 related to an other than temporary decline in the real estate value. The provision has been recorded to land and building based on the original acquisition percentages.

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

  The fair value estimates presented herein are based on information available to management as of September 30, 1998 and December 31, 1997, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

    Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the nine months ended
September 30, 1998 and 1997 were as follows:

            1998                          1997

        Management fees                  $10,922     $10,820
        Reimbursable operating
         expense                          71,863      62,944
        Legal fees                            --         144

  As of September 30, 1998 and December 31, 1997, the Partnership has made all payments to affiliates except for $937 and $1,460, respectively, related to management fees.


(4)    INVESTMENT IN JOINT VENTURE

  The Partnership owns an equity interest in the Brauvin Bay
County Venture and reports its investment on the equity method.
The following are condensed financial statements for the Brauvin
Bay County Venture:

                   BRAUVIN BAY COUNTY VENTURE

                                       September 30,       December 31,
                                            1998                 1997
Land and buildings, net       $          1,038,353           $1,051,588
Other assets                                 8,841               11,989
                                        $1,047,194           $1,063,577

Liabilities                             $    3,638           $   13,820
Partners' capital                        1,043,556            1,049,757

                                        $1,047,194           $1,063,577



                Nine months Ended September 30,

                                   1998               1997

Rental and other income           $82,074           $82,628

Expenses:
 Depreciation                      13,235            11,807
 Management fees                      875               879
 Operating and administrative       5,165            15,783
                                   19,275            28,469

Net Income                        $62,799           $54,159



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

  Distributions of the Partnership's net earnings for the periods January 1, 1997 to March 31, 1997, April 1, 1997 to September 30, 1997, July 1, 1997 to September 30, 1997 and October 1, 1997 to December 31, 1997 was made to the Limited Partners on March 31, 1997, July 15, 1997, October 22, 1997 and December 31, 1997,
respectively in the amounts of approximately $597,600, $178,500, $288,400 and $883,300, respectively.

  Distributions of the Partnership's net earnings for the periods January 1, 1998 to March 31, 1998, April 1, 1998 to June 30, 1998
and July 1, 1998 to September 30, 1998 were made to the Limited Partners on May 8, 1998, August 15, 1998 and November 15, 1998 respectively, in the amounts of approximately $329,000, $179,100 and $250,000.

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

  On August 4, 1998, the Special Master filed a Report and Recommendation with the District Court, expressing the Special Master's recommendation that the Partnership's properties be disposed of in an auction conducted by the Financial Advisor under the direction of the Special Master. The District Court accepted this Report and Recommendation. On November 4, 1998, the Special Master filed an additional Report and Recommendation with the District Court, requesting that the Court withdraw its Order of Reference to Special Master on the grounds it would be impossible to effect the sale of the Partnerships in a manner that maximizes the financial return to Limited partners in a short time frame, unless certain litigation issues are resolved. The District Court has not yet accepted this Report and Recommendation.

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

  Prior to the commencement of the Partnership's proxy solicitation, the Partnership raised a total of $16,008,310 through the Offering and an additional $435,100 through the Plan through September 30, 1998. As of September 30, 1998, Units valued at $118,706 have been repurchased by the Partnership from Limited Partners liquidating their original investment and have been retired.

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

  In 1998, the Partnership engaged LaSalle Partners Corporate & Financial Services, Inc. to prepare an evaluation of the partnership's properties. As a result of this evaluation, in the third quarter of 1998, the Partnership recorded a provision for impairment of $242,000 related to an other than temporary decline in the real estate value. The provision has been recorded to land and building based on the original acquisition percentages.

  Below is a table summarizing the four year historical data for distribution rates per unit:

 Distribution
     Date        1998 (a)   1997(b)  1996     1995

February 15        --      $.2422    $.2000    $.2000

May 15         $.2015       .1093     .1875     .2000

August 15       .0197       .1767        --     .2000

November 15     .1531       .5411        --     .2000

         (a) The 1998 distributions were made on May 8, 1998, August 15, 1998 and November 15, 1998.

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

         The litigation, as described herein, has now been pending for approximately 26 months. The lawsuits continue to command the time, attention and resources of the Partnership. The General
Partners believe that these lawsuits are without merit and, therefore, continue to vigorously defend against them.

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

         On August 4, 1998, the Special Master filed a Report and Recommendation with the District Court expressing the Special Master's recommendation that the Partnership's properties be disposed of in an auction conducted by the Financial Advisor under the direction of the Special Master. The District Court accepted this Report and Recommendation. On November 4, 1998, the Special Master filed an additional Report and Recommendation with the District Court, requesting that the Court withdraw its Order of Reference to Special Master on the grounds it would be impossible to effect the sale of the Partnerships in a manner that maximizes the financial return to Limited partners in a short time frame, unless certain litigation issues are resolved. The District Court has not yet accepted this Report and Recommendation.

         Distributions of the Partnership's net earnings for the periods January 1, 1997 to March 31, 1997, April 1, 1997 to June 30, 1997,
July 1, 1997 to September 30, 1997 and October 31, 1997 to December
31, 1997 were made to the Limited Partners on March 31, 1997, July
15, 1997, October 22, 1997 and December 31, 1997, respectively, in the amounts of approximately $597,600, $178,500, $288,400 and $883,300.

         Distributions of the Partnership's net earnings for the periods January 1, 1998 to March 31, 1998, April 1, 1998 to June 30, 1998
and July 1, 1998 September 30, 1998 were made to Limited Partners on May 8, 1998, August 15, 1998, and November 15, 1998
respectively, in the amounts of approximately $329,000 and $179,100 and $250,000.

Results of Operation - Nine months Ended September 30, 1998 and
1997

         Results of operations for the nine months ended September 30, 1998 reflected net income of $400,711 compared to net income of $746,819 for the nine months ended September 30, 1997, a decrease of approximately $346,100.

         Total income for the nine months ended September 30, 1998 was $1,176,644 as compared to $1,218,765 for the period ended September 30, 1997, a decrease of approximately $42,100. The decrease in total income is primarily the result of the one-time decision of the Federal Bankruptcy Court awarding the Partnership stock in the House of Fabrics which was recorded in the first quarter of 1997. Additionally, total income declined as a result of decreased interest income which is a result of decreased funds invested during 1998.

         Total expenses for the nine months ended September 30, 1998 were $743,902 as compared to $437,521 for the period ended September 30, 1997, an increase of approximately $306,400. The increase in expenses was primarily due to an increase in the provision for impairment in the amount of $242,000 and an increase in valuation of $70,000. Partially offsetting the increase in expenses, is a decrease in Transaction costs of approximately $25,700.

Results of Operation - Three months Ended September 30, 1998 and
1997

         Results of operations for the three months ended September 30, 1998 reflected net loss of $5,918 compared to net income of $228,561 for the three months ended September 30, 1997, a decrease of approximately $234,500.

         Total income for the three months ended September 30, 1998 was $383,997 as compared to $383,665 for the period ended September 30, 1997, an increase of approximately $300. The increase in total income is primarily the result of the 1997 total income reflecting a reduction in the value of the House of Fabrics stock which was sold in the first quarter of 1998.

         Total expenses for the three months ended September 30, 1998 were $378,767 as compared to $143,901 for the period ended September 30, 1997, an increase of approximately $234,900. The increase in expense was a result of an increase in the provision for impairment of $242,000 and an increase of $10,500 in valuation fees when comparing the 1998 to 1997. Partially offsetting these increases was a decrease of $19,600 in Transaction costs for the three month period ended on September 30, 1998 when compared to the same period in 1997.

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

  On August 4, 1998, the Special Master filed a Report and Recommendation with the District Court, expressing the Special Master's recommendation that the Partnership's properties be disposed of in an auction conducted by the Financial Advisor under the direction of the Special Master. The District Court accepted this Report and Recommendation. On November 4, 1998, the Special Master filed an additional Report and Recommendation with the District Court, requesting that the Court withdraw its Order of Reference to Special Master on the grounds it would be impossible to effect the sale of the Partnerships in a manner that maximizes the financial return to Limited partners in a short time frame, unless certain litigation issues are resolved. The District Court has not yet accepted this Report and Recommendation.

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





                      DATED: November 16, 1998