Form 10-K
period 1998-12-31
BRAUVIN CORPORATE LEASE PROGRAM IV L P
filed 1999-04-15
CIK 878657

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the fiscal year ended     December 31, 1998
                                  or
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

                              (312) 759-7660
         (Registrant's telephone number, including area code)

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

             BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                   1998 FORM 10-K ANNUAL REPORT

                              INDEX

                              PART I

                                                          Page
Item 1. Business . . . . . . . . . . . . . . . . . . . . . .3

Item 2. Properties . . . . . . . . . . . . . . . . . . . . .7

Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . .14

Item 4. Submission of Matters to a Vote of Security
        Holders. . . . . . . . . . . . . . . . . . . . . . .20

                             PART II

Item 5.  Market for the Registrant's Units and Related
         Security Holder Matters . . . . . . . . . . . . . .21

Item 6.  Selected Financial Data . . . . . . . . . . . . . .23

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . .25

Item 7A. Quantitative and Qualitative Disclosures About
         Market Risk . . . . . . . . . . . . . . . . . . . .35

Item 8.  Consolidated Financial Statements and
         Supplementary Data .  . . . . . . . . . . . . . . .36

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure . . . . . . 36

                            PART III

Item 10. Directors and Executive Officers of the
         Partnership . . . . . . . . . . . . . . . . . . . .37

Item 11. Executive Compensation. . . . . . . . . . . . . . .39

Item 12. Security Ownership of Certain Beneficial
         Owners and Management . . . . . . . . . . . . . . .42

Item 13. Certain Relationships and Related Transactions. . .42

                             PART IV

Item 14. Exhibits, Consolidated Financial Statement
         Schedules, and Reports on Form 8-K. . . . . . . . .43

Signatures . . . . . . . . . . . . . . . . . . . . . . . . .45

                             PART I
Item 1. Business.

  Brauvin Corporate Lease Program IV L.P. (the "Partnership") is a Delaware limited partnership formed in August 1991 for the purpose of acquiring debt-free ownership of existing, income-producing retail and other commercial properties predominantly subject to "triple-net" leases. It was anticipated at the time that the Partnership first offered its Units (as defined below) that the properties would be leased primarily to corporate lessees of national and regional retail businesses, service providers and other users consistent with "triple net" lease properties. The leases would provide for a base minimum annual rent with periodic increases in rent as a result of: (i) fixed increases on specific dates; (ii) upward adjustments to indices, such as the Consumer Price Index, to which base rents are indexed; or (iii) participation in lessees' gross sales above a stated level. The Partnership had not sold any of its limited partnership interests (the "Units") as of December 31, 1991, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended, dated December 12, 1991 (the "Offering"). The Offering was conditioned upon the sale of $1,200,000 of Units, which was achieved on April 27, 1992. The Offering was anticipated to close on December 11, 1992 but the Partnership obtained an extension until December 11, 1993, with the appropriate governmental approval. A total of 1,600,831 Units were sold to the public at $10 per Unit ($16,008,310) through December 11, 1993. The investors in the Partnership (the "Limited Partners") share in the benefits of ownership of the Partnership's real property investments based on the number of Units owned by each Limited Partner compared to the total number of Units sold. An additional $435,100 of Units was sold through the Partnership's distribution reinvestment plan (the "Plan") through December 31, 1998. As of December 31, 1998, $118,706 of Units sold through the Offering have been repurchased by the Partnership from investors liquidating their investment and retired. As of December 31, 1998, the Plan participants own Units which approximate 3% of the total Units sold.

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

  In accordance therewith, the Partnership entered an Agreement for Purchase and Sale of Assets dated as of June 14, 1996, as amended March 24, 1997, June 30, 1997, September 30, 1997, December 31,
1997, March 31, 1998 and June 30, 1998 (the "Sale Agreement"). The Partnership proposed to sell (the "Sale") substantially all of the Partnership's properties (the "Assets") to Brauvin Real Estate Funds L.L.C., a Delaware limited liability company affiliated with certain of the General Partners (the "Purchaser"), for a purchase price of $12,489,100, in cash, which was approximately $7.65 per
Unit.   Although the Sale will not be consummated, the following
text describes the transaction (as defined below). If certain conditions of the Transaction (as defined below) were met, the Partnership would have been liquidated and the Class A Limited Partners would have received a liquidating distribution of approximately $6.95 to $7.50 per Unit in cash based upon the time such Class A Limited Partners invested in the Partnership and Class B Limited Partners would have received a liquidating distribution of approximately $8.44 to $8.73 per Unit. Of the liquidating distributions (of both Class A and Class B investors) referred to above, approximately $0.38 was already distributed to the Limited Partners. The Limited Partners holding a majority of the Units voted to approve the Sale on November 8, 1996. The Limited Partners also voted to approve the adoption of an amendment to the Agreement, to allow the Partnership to sell or lease property to affiliates (this amendment, together with the Sale shall be referred to herein as the "Transaction").

  The sale price to be paid to the Limited Partners in connection with the Sale was based on the fair market value of the Assets. Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield"), an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. On April 1, 1996, Cushman & Wakefield determined the fair market value of the Assets to be $12,489,100, or $7.65 per Unit. Subsequently, the Partnership purchased a 24% interest in Brauvin Bay County Venture. Based on the terms of the Sale Agreement, the fair market value of the Assets was to be increased by the amount of the investment in Brauvin Bay County Venture, and correspondingly, the Partnership's cash holdings were to be reduced by the same amount and, therefore, the total liquidating distribution would remain unchanged. The liquidating distribution also included all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time of filing of the certificate of dissolution, including reasonable reserves in connection with: (i) the proxy solicitation; (ii) the Sale (as detailed in the Sale Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other outstanding Partnership liabilities.

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

  The Sale was not completed primarily due to certain litigation that was still pending at December 31, 1998. The General Partners believe that these lawsuits are without merit and, therefore, continue to vigorously defend against them. Because of the August 12, 1998 ruling of the District Court in the Christman Litigation, as described in Item 3, it is not possible for the Sale to be consummated.

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

  Since the Sale will not be consummated, the General Partners will have to determine whether to continue the Partnership's operations or attempt to sell some or all of the properties. The Partnership has and continues to compete with many other entities engaged in real estate investment activities. The General Partners will evaluate factors such as the economy, the lease terms, the financial strength of the existing tenants and the ability to locate potential purchasers.

Item 2. Properties.

  The Partnership is a landlord only and does not participate in the operations of any of the properties discussed herein. All lease payments due to the Partnership are current. At December 31, 1998, all properties, except the House of Fabrics located in Joliet, Illinois, were 100% occupied. All properties were paid for in cash, without any financing. The General Partners believe that all properties are adequately insured.

  The following information is presented for the one property acquired by the Partnership whose cost basis exceeds 10% of the gross proceeds of the Offering.

  On February 28, 1994, the Partnership purchased the land and the 8,500 square foot building (the "Walden Books Property") occupied by a Walden Books store located in Miami, Florida, from an unaffiliated seller, for a purchase price of $1,680,000 plus closing costs. The Walden Books Property was completed in November 1988 and is leased under a triple-net lease to Walden Books, Inc. (the "Walden Books Tenant") for a minimum term ending January 31, 2009. At the time of purchase, Walden Books, Inc. was one of the largest bookstore chains in the country with approximately 1,150 stores and gross revenues of over one billion dollars. The Walden Books Tenant is obligated to pay base minimum rent each month in the amount of $14,167 with scheduled increases in rent beginning in February 1999. The Walden Books Tenant is also obligated to pay percentage rent based on the total annual sales which exceed a pre-established amount.

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

  On November 9, 1993, the Partnership invested in a joint venture that purchased the CompUSA store is a 25,000 square foot single story building located on a 105,919 square foot parcel in Duluth, a suburb of Atlanta, in the Gwinnett Place Mall Shopping Area. The single story building was completed in March 1993.

  The Partnership purchased a 70.2% interest in the joint venture (the "Joint Venture") with affiliated public limited real estate partnerships that acquired the land and building underlying the CompUSA computer superstore for $2,350,000. The seller undertook to expand the store by an additional 1,150 square feet pursuant to a lease amendment executed by the Tenant, as hereinafter defined. The store was completed in March 1993, and is leased to CompUSA, Inc. (the "Tenant"), a NYSE-listed company, for a minimum term of 15 years upon completion of the expansion space.

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

Chuck E. Cheese's Restaurants:
Ashwaubenon, Wisconsin

  The Chuck E. Cheese restaurant is located at 1273 Lombardi Access Road. The building consists of 10,183 square feet situated on a
3.385 acre parcel and was constructed in 1983 utilizing a steel frame with concrete.

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

  In 1997, the Partnership received a Federal Bankruptcy Court award of approximately 20,800 shares of the House of Fabric with a market value of $98,800. At December 31, 1997, the market value of the remaining shares (approximately 17,000) that the Partnership owned was $35,075. In March 1998, the Partnership sold its remaining shares of the House of Fabrics stock for approximately $72,300.

  In June 1998, a potential tenant, Nevada Bob's Pro Shop, Inc. (the Lessee) and the Partnership entered into a five year lease for the property. The lease was executed in August 1998 with a rent commencement date of October 1, 1998. However, the Lessee has not taken possession of the Premises and has not paid rent since November 1998.

  In January 1999, the Partnership was advised by the legal representatives of Nevada Bob's Pro Shop, Inc. that the Partnership should immediately take all reasonable steps to relet the premises to another tenant at the earliest opportunity. In January 1999, the Partnership engaged a local brokerage firm to assist in re-leasing of this property.

 In March 1999, the owners of Nevada Bob's Pro Shop, Inc. were attempting to convert an involuntary Chapter 7 bankruptcy petition filed by their creditors in February 1999 into a voluntary Chapter 11 reorganization. As a result of the bankruptcy, the Partnership was informed that this lease was on the initial list of leases to be rejected.

  During the fourth quarter of 1998, a provision for impairment of $214,000 was recorded to adjust the carrying value of the property to its estimated net realizable value. This allowance has been recorded as a reduction of the property's cost, and allocated to the land and building based on the original acquisition cost allocation of approximately 23% (land) and 77% (building).

Volume ShoeSource:
Blaine, Washington

  The Volume ShoeSource store is located at 439 Peace Portal Drive. The building consists of 10,900 square feet situated on a .389 acre parcel and was fully renovated in 1992.

  During the fourth quarter of 1996, a provision for impairment of $356,400 was recorded to adjust the carrying value of the property to its estimated net realizable value. This provision has been recorded as a reduction of the property's cost, and allocated to the land and building based on the original acquisition cost allocation of approximately 45% (land) and 55% (building).

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

  During the fourth quarter of 1996, a provision for impairment of $197,000 was recorded to adjust the carrying value of the property to its estimated net realizable value. This allowance has been recorded as a reduction of the property's cost, and allocated to the land and building based on the original acquisition cost allocation of approximately 37% (land) and 63% (building).

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

  During the fourth quarter of 1996, a provision for impairment of $303,600 was recorded to adjust the carrying value of the property to its estimated net realizable value. This provision was recorded as a reduction of the property's cost, and allocated to the land and building based on the original acquisition cost allocation of approximately 31% (land) and 69% (building).

  During the fourth quarter of 1998, a provision for impairment of $28,000 was recorded to adjust the carrying value of the property to its estimated net realizable value. This allowance has been recorded as a reduction of the property's cost, and allocated to the land and building based on the original acquisition cost allocation of approximately 31% (land) and 69% (building).

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

  The following table summarizes the operations of the Partnership's properties:

                       BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                              SUMMARY OF OPERATING DATA
                                  DECEMBER 31, 1998
                                                                                 1998
                                                 PERCENT OF       1998  PERCENT OF      LEASE
                                     PURCHASE      ORIGINAL      RENTAL    RENTAL    EXPIRATION          RENEWAL
        PROPERTIES                     PRICE      UNITS SOLD     INCOME     INCOME      DATES           OPTIONS
1 STEAK N' SHAKE RESTAURANT         $   995,000       6.2%    $  121,888      8.5%      2010      2 TEN YEAR OPTIONS
1 CHILDREN'S WORLD LEARNING CENTER      425,000       2.7%        53,922      3.8%      2007      2 FIVE YEAR OPTIONS
2 CHUCK E. CHEESE'S RESTAURANTS       2,085,000      13.0%       250,966     17.4%      2005      2 FIVE YEAR OPTIONS
1 MRS. WINNER'S CHICKEN & BISCUIT       600,000       3.7%        90,241      6.3%      2013      2 FIVE YEAR OPTIONS
1 HOUSE OF FABRICS STORE (A)          1,430,000       8.9%        27,208      1.9%        --      --
1 VOLUME SHOESOURCE STORE             1,627,822      10.2%       182,774     12.7%      2003      4 FIVE YEAR OPTIONS
1 BLOCKBUSTER VIDEO                     905,000       5.7%       109,494      7.6%      2003      2 FIVE YEAR OPTIONS
1 EAST SIDE MARIO'S                   1,435,000       9.0%       217,996     15.1%      2014      2 TEN YEAR OPTIONS
1 WALDEN BOOK CO. INC.                1,680,000      10.5%       176,387     12.2%      2009      NONE
70.2% OF 1 COMPUSA STORE              1,649,700      10.3%       183,150     12.7%      2008      4 FIVE YEAR OPTIONS
24.0% OF 1 BLOCKBUSTER VIDEO STORE      243,319       1.5%        26,220      1.8%      2006      3 FIVE YEAR OPTIONS
                                    $13,075,841      81.7%    $1,440,246    100.0%

<F1>
NOTE - THE FORMAT OF THIS SCHEDULE DIFFERS FROM THE INCOME STATEMENT OF THE PARTNERSHIP.
      THIS SCHEDULE ALLOCATES THE PARTNERSHIP'S SHARE OF PURCHASE PRICE AND RENTAL INCOME FROM EACH JOINT VENTURE.
      THE INCOME STATEMENT USES THE EQUITY METHOD OF ACCOUNTING FOR THE 24% INTEREST IN THE BLOCKBUSTER VIDEO STORE,
       THEREFORE, NO RENTAL INCOME IS RECORDED IN THE RENTAL INCOME ACCOUNTS FOR THE JOINT VENTURE. THE INCOME
      STATEMENT CONSOLIDATES THE COMPUSA STORE, THEREFORE RECORDING 100% OF THE COMPUSA STORE'S RENTAL INCOME.
      (A) NEVADA BOB'S PRO SHOP, INC. NEVER TOOK POSSESSION OF THE PREMISES (SEE ITEM 2 ABOVE).

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

Item 3. Legal Proceedings.

  Two legal actions, as hereinafter described, were pending at December 31, 1998 against the General Partners and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Sale. On April 13, 1999, all the parties to the litigation reached an agreement to settle the litigation, subject to the approval by the United States District Court for the Northern District of Illinois. Management believes that the settlement will not have a material financial impact on the Partnership. The terms of the settlement agreement, along with a Notice to the Class, will be forwarded to the Limited Partners in the second quarter of 1999. One additional legal action, which was dismissed on January 28, 1998, had also been brought against the General Partners and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Sale. With respect to these actions the Partnership and the General Partners and their named affiliates denied all allegations set forth in the complaints and vigorously defended against such claims.

  A. The Dismissed Florida Lawsuit

  On September 17, 1996, a lawsuit was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, styled Rebecca Scialpi and Helen Friedlander v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., and Brauvin Realty Advisors IV, Inc., James L. Brault, and Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund L.P. II, Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P., Docket No. 96012807. The Partnership and the other affiliated partnerships named in this lawsuit (the "Affiliated Partnerships") that were proposed to be a party to a Sale or merger with the Purchaser, were each named as a "Nominal Defendant" in this lawsuit. The named plaintiffs were not limited partners in the Partnership. Rather, the named plaintiffs are limited partners in Brauvin High Yield Fund L.P. II, one of the Affiliated Partnerships. Jerome J. Brault, the Managing General Partner of the Partnership, and Brauvin Realty Advisors IV, Inc., the Corporate General Partner of the Partnership, as well as certain corporate general partners of the Affiliated Partnerships, were named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, was also named as a defendant. This lawsuit was dismissed for want of prosecution on January 28, 1998.

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

  On January 28, 1998, the District Court entered an Order of Reference to Special Master, designating a Special Master and vesting the Special Master with authority to resolve certain aspects of the lawsuit subject to the District Court's review and confirmation. The Special Master has been empowered to determine how the assets of the Partnership should be sold or disposed of in a manner which allows the Limited Partners to maximize their financial return in the shortest practicable time frame. In addition, early in the second quarter of 1998, the Special Master retained a financial advisor (the "Financial Advisor"), at the expense of the Partnership, to assist the Special Master. The Financial Advisor has been engaged to perform a valuation of the properties of the Partnership as well as a valuation of the Partnership itself. The cost to the Partnership for the services of the Financial Advisor was $70,000.

  On August 4, 1998, the Special Master filed a Report and Recommendation with the District Court, expressing the Special Master's recommendation that the Partnership's properties be disposed of in an auction conducted by the Financial Advisor under the direction of the Special Master. The District Court accepted this Report and Recommendation.

  On November 4, 1998, the Special Master filed an additional Report and Recommendation with the District Court, requesting that the Court withdraw its Order of Reference to Special Master on the grounds it would be impossible to effect the sale of the Partnerships in a manner that maximizes the financial return to Limited partners in a short time frame, unless certain litigation issues are resolved. The District Court has accepted this Report and Recommendation.

  On January 21, 1999, plaintiffs filed another amended complaint, adding additional claims against the General Partners and seeking class certification under Federal Rule 23 as to the newly added claims, and as to all other claims in plaintiffs' complaint which had not been previously certified. The District Court granted plaintiffs' request for class certification as to all of the claims not previously certified, and certified all of the claims of the plaintiffs' complaint under Rule 23(b)(1), 23(b)(2)and 23(b)(3).

  In addition, pursuant to the General Partners' motion, the District Court dismissed as moot certain of plaintiffs' claims, including plaintiffs' claim that the General Partners violated certain of the rules of the Securities and Exchange Commission by allegedly making false and misleading statements in the Proxy. The District Court similarly dismissed as moot a counterclaim that had been made against class plaintiffs and their counsel for violating the federal securities laws.

  On April 13, 1999, all of the parties reached a Settlement Agreement encompassing all matters in the lawsuit. The Settlement Agreement is subject to the approval by the District Court, and the Limited Partners will be provided with a written notice concerning its terms. The settlement will not have a material financial impact on the Partnership.

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

  The complaint alleges a putative class action consisting of claims that certain Commission rules were violated by making false and misleading statements in the Proxy, the defendants breached their fiduciary duties and breached the Agreement. The complaint was consolidated with the Christman lawsuit, which is described above, pursuant to General Rule 2.31 of the United States District Court of the Northern District of Illinois. The General Partners deny these allegations and intend to vigorously defend these claims. There have been no material developments with respect to this lawsuit since it was filed on June 20, 1997; however, management believes that the terms of the April 13, 1999 settlement agreement described above will encompass this lawsuit.

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

                             PART II

Item 5. Market for the Registrant's Units and Related Security
        Holder Matters.

    At December 31, 1998, there were 891 Limited Partners in the Partnership. There is no established public trading market for Units and it is not anticipated that there will be a public market for Units. Neither the General Partners nor the Partnership are obligated to redeem or repurchase Units, but the Partnership may, as described under the section of the Prospectus entitled "Unit Repurchase Program" on pages 73-74 of the Prospectus, purchase Units under certain very limited circumstances.

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

    Cash distributions to Limited Partners for 1998, 1997 and 1996 were $758,088, $1,745,585 and $632,669, respectively. Prior to the commencement of the Partnership's proxy solicitation in August
1996, distributions of operating cash flow were paid four times per year, 45 days after the end of each calendar quarter or were paid monthly within 15 days of the end of the month, depending upon the Limited Partner's preference (see Item 7). The distributions were generated from a combination of property operations and interest income. No amount distributed was a return of capital. Pursuant to the terms of the Sale Agreement, net income after August 1, 1996 accrues to the Purchaser and, therefore, the net income through July 31, 1996 were to be distributed to the Limited Partners at the time of the closing of the Sale. Since the net income of the Partnership after August 1, 1996 was to accrue to the Purchaser, no distributions of net income were paid to the Limited Partners for the two months of August and September 1996 and the quarter ended December 31, 1996. Included in the December 31, 1997 distribution was any prior period earnings including amounts previously reserved for anticipated closing costs. Item 6. Selected Financial Data.

             BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                 (a Delaware limited partnership)
          (not covered by Independent Auditors' Report)


                                      Year Ended     Year Ended   Year Ended
                                      December 31,   December 31, December 31,
                                          1998          1997          1996

Selected Income Statement Data:

Rental Income                         $1,491,773    $1,506,072 $ 1,491,109

Interest Income                           17,302        40,918      33,608

Net Income(Loss)                         588,718       977,509     (97,221)

Net Income(Loss)Per Unit (a)            $    0.35     $   0.59    $  (0.06)

Selected Balance Sheet Data:

Cash and Cash Equivalents               $  514,439    $ 139,508   $ 753,655

Land, Buildings and
 Improvements                           13,229,629   13,451,630  13,451,630

Total Assets                            13,290,169   13,375,062  14,109,844

Cash Distributions to Limited
  Partners                                 758,088    1,745,585     632,669

Cash Distributions to Limited
 Partners Per Unit (a)                       $0.46        $1.07       $0.39

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

             BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                 (a Delaware limited partnership)
           (not covered by Independent Auditors' Report)

                                         Year Ended        Year Ended
                                        December 31,      December 31,
                                             1995             1994

Selected Income Statement Data:

Rental Income                             $1,643,736      $1,571,077


Interest Income                               31,777          37,754


Net Income                                 1,203,510       1,030,281

Net Income Per Unit (a)                  $     0.74       $     0.64

Selected Balance Sheet Data:

Cash and Cash Equivalents                  $ 711,167      $  569,244

Land, Buildings and
 Improvements                             14,308,630      14,308,630

Total Assets                              14,850,948      14,895,510

Cash Distributions to Limited
  Partners                                 1,296,726       1,244,736

Cash Distributions to Limited
 Partners Per Unit (a)                    $     0.80       $    0.77

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

Year 2000

 The "Year 2000" problem concerns the inability of computer technology systems to correctly identify and process date sensitive information beyond December 31, 1999. Many computers automatically add the "19" prefix to the last two digits the computer reads for the year when date information is needed in computer software programs. Thus when a date beginning on January 1, 2000 is entered into a computer, the computer may interpret this date as the year "1900" rather than "2000".

 The Partnership's computer information technology systems consists of a network of personal computers linked to a server built using hardware and software from mainstream suppliers. The Partnership does not own any equipment that contains embedded microprocessors, which may also pose a potential Year 2000 problem. Additionally, the Partnership has no internally generated software coding to correct as all of the Partnership's software is purchased and licensed from external providers. These external providers have assured management that their systems are, or will be, Year 2000 compliant.

 The Partnership has two main software packages that contain date sensitive information, (i) accounting and (ii) investor relations. In 1997, the Partnership initiated and completed the conversion from its existing accounting software to a new software program that is Year 2000 compliant. In 1998, the investor relations software was also updated to a new software program that is Year 2000 compliant. Management has determined that the Year 2000 issue will not pose significant operational problems for its remaining computer software systems. All costs associated with these conversions are expensed as incurred, and are not material. Management does not believe that any further expenditures will be necessary for the Partnership to be Year 2000 compliant. However, existing personal computers may be replaced from time to time with newer machines.

 Also in 1997, management of the Partnership initiated formal communications with all of its significant third party vendors, service providers and financial institutions to determine the extent to which the Partnership is vulnerable to those third parties failure to remedy their own Year 2000 issue. There can be no guarantee that the systems of these third parties will be timely converted and would not have an adverse effect on the Partnership.

 The most reasonably likely worst case scenario for the Partnership with respect to the Year 2000 issue would be the inability of certain tenants to timely make their rental payments beginning in January 2000. This could result in the Partnership temporarily suffering a depletion of the Partnership's cash reserves as expenses will need to be paid while the cash flows from revenues are delayed. The Partnership has no formal Year 2000 contingency plan.

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

 Prior to the commencement of the Partnership's proxy solicitation, the Partnership raised a total of $16,008,310 through the Offering and an additional $435,100 through the Plan through December 31, 1998. As of December 31, 1998, Units valued at $118,706 have been repurchased by the Partnership from Limited Partners liquidating their original investment and have been retired.

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

 During the fourth quarter of 1996, a provision for impairment of $197,000 was recorded to adjust the carrying value of the investment in real estate of the CompUSA property to its estimated net realizable value. This provision has been recorded as a reduction of the property's cost, and allocated to the land and building based on the original acquisition cost allocation of approximately 37%
(land) and 63% (building).

 During the fourth quarter of 1998, the Partnership recorded a provision for impairment of $242,000 to adjust the carrying value of the real estate for the House of Fabrics ($214,000) and the Walden Books Store ($28,000) to their estimated realizable value. These provisions have been recorded as reductions of each property's cost, and allocated to the land and building based on the original acquisition percentages for each property.

 Below is a table summarizing the historical data for distribution rates per unit:

 Distribution
     Date         1999 (a)  1998 (a)  1997(b)    1996    1995

February 15        $.1875        --    $.2422  $.2000  $.2000

May 15                 --    $.2015     .1093   .1875   .2000

August 15              --     .1097     .1767      --   .2000

November 15            --     .1531     .5411      --   .2000

  (a) The 1998 distributions were made on May 8, 1998, August 15,
  1998, November 15, 1998 and February 15, 1999.
  (b) The 1997 distributions were made on March 31, 1997, July 15, 1997, October 22, 1997 and December 31, 1997.

  Distributions of the Partnership's net earnings for the periods January 1, 1997 to March 31, 1997, April 1, 1997 to June 30, 1997,
July 1, 1997 to September 30, 1997, and October 1, 1997 to December 31, 1997 were made to the Limited Partners on March 31, 1997, July 15, 1997, October 22, 1997, and December 31, 1997, respectively, in the amounts of approximately $395,400, $178,500, $288,400 and $883,300.

  Distributions of the Partnership's net earnings for the periods January 1, 1998 to March 31, 1998, April 1, 1998 to June 30, 1998,
July 1, 1998 to September 30, 1998, and October 1, 1998 to December 31, 1998 were made to Limited Partners on May 8, 1998, August 15, 1998, November 15, 1998, and February 15, 1999, respectively, in the amounts of approximately $329,000, $179,100, $250,000, and $306,100.

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

  The Partnership drafted a proxy statement, which required prior review and comment by the Commission, to solicit proxies for use at the Special Meeting originally to be held at the offices of the Partnership on September 24, 1996. As a result of various legal issues, as described in Item 3, the Special Meeting was adjourned to November 8, 1996 at 10:30 a.m. The purpose of the Special Meeting was to vote upon the Sale and certain other matters as described in the Proxy.

  At the Special Meeting, Limited Partners were also asked to approve the adoption of an amendment to the Agreement to allow the Partnership to sell or lease property to affiliates. Neither the Delaware Revised Limited Partnership Act nor the Agreement provide Limited Partners not voting in favor of the Transaction with dissenters' appraisal rights.

  The sale price that was to be paid to the Limited Partners in connection with the Sale was based on the fair market value of the properties of the Partnership (the "Assets"). Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield"), an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. On April 1, 1996, Cushman & Wakefield determined the fair market value of the Assets to be $12,489,100, or $7.65 per Unit. Subsequently, the Partnership purchased a 24% interest in Brauvin Bay County Venture. Based on the terms of the Sale Agreement, the fair market value of the Assets was to be increased by the amount of the investment in Brauvin Bay County Venture, and correspondingly, the Partnership's cash holdings were reduced by the same amount and, therefore, the total liquidating distribution would remain unchanged. The liquidating distribution included all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time of filing of the certificate of dissolution, including reasonable reserves in connection with: (i) the proxy solicitation; (ii) the Sale (as detailed in the Sale Agreement); and
(iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other outstanding Partnership liabilities.

  Cushman & Wakefield subsequently provided an opinion as to the fairness of the Transaction to the Limited Partners from a financial point of view. In its opinion, Cushman & Wakefield advised that the price per Unit reflected in the proposed Transaction was fair from a financial point of view to the Limited Partners. Cushman & Wakefield's determination that a price is "fair" does not mean that the price was the highest price which might be obtained in the marketplace, but rather that based on the appraised values of the properties, the price reflected in the proposed transaction was believed by Cushman & Wakefield to be reasonable.

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

   Although the Special Meeting was held and an affirmative vote of the majority of the Limited Partners was received, the District Court in the Christman litigation ruled on August 12, 1998 in favor of the plaintiffs' motion for partial summary judgement, holding that the Agreement did not allow the Limited Partners to vote in favor or against the Transaction by proxy.

  As discussed in Item 3, all the parties to the litigation reached an agreement to settle the litigation, subject to the approval by the United States District Court for the Northern District of Illinois. Unfortunately, however, the delay caused by the litigation has had an adverse effect on the Partnership today as well as on future prospects.

  On January 16, 1998, by agreement of the Partnership and the General Partners and pursuant to a motion of the General Partners, the District Court entered an order preventing the Partnership and the General Partners from completing the Sale, or otherwise disposing of all or substantially all of the Assets, until further order of the Court.

  On January 28, 1998, the District Court entered an Order of Reference to Special Master, designating a Special Master and vesting the Special Master with authority to resolve certain aspects of the lawsuit subject to the District Court's review and confirmation. The Special Master has been empowered to determine how the assets of the Partnership should be sold or disposed of in a manner which allows the Limited Partners to maximize their financial return in the shortest practicable time frame. In addition, early in the second quarter of 1998, the Special Master retained a financial advisor (the "Financial Advisor"), at the expense of the Partnership, to assist the Special Master. The Financial Advisor was engaged to perform a valuation of the properties of the Partnership as well as a valuation of the Partnership itself. The cost to the Partnership for the services of the Financial Advisor was $70,000.

  On August 4, 1998, the Special Master filed a Report and Recommendation with the District Court expressing the Special Master's recommendation that the Partnership's properties be disposed of in an auction conducted by the Financial Advisor under the direction of the Special Master. The District Court accepted this Report and Recommendation.

  On November 4, 1998, the Special Master filed an additional Report and Recommendation with the District Court, requesting that the Court withdraw its Order of Reference to Special Master on the grounds it would be impossible to effect the sale of the Partnership's properties in a manner that maximizes the financial return to Limited Partners in a short time frame, unless certain litigation issues are resolved. The District Court has accepted this Report and Recommendation.

  On January 21, 1999, plaintiffs filed another amended complaint, adding additional claims against the General Partners and seeking class certification under Federal Rule 23 as to the newly added claims, and as to all other claims in plaintiffs' complaint which had not been previously certified. The District Court granted plaintiffs' request for class certification as to all of the claims not previously certified, and certified all of the claims of the plaintiffs' complaint under Rule 23(b)(1), 23(b)(2)and 23(b)(3).

  In addition, pursuant to the General Partners' motion, the District Court dismissed as moot certain of plaintiffs' claims, including plaintiffs' claim that the General Partners violated certain of the rules of the Securities and Exchange Commission by allegedly making false and misleading statements in the Proxy. The District Court similarly dismissed as moot a counterclaim that had been made against class plaintiffs and their counsel for violating the federal securities laws.

  On April 13, 1999, all of the parties reached a Settlement Agreement encompassing all matters in the lawsuit. The Settlement Agreement is subject to the approval by the District Court, and the Limited Partners will be provided with a written notice concerning its terms. The settlement will not have a material financial impact to the Partnership.

Results of Operation - Years Ended December 31, 1998 and 1997

  Results of operations for the year ended December 31, 1998 reflected net income of $588,718 compared to net income of $977,509 for the year ended December 31, 1997, a decrease of approximately
$388,800.

  Total income for the year ended December 31, 1998 was $1,569,311 as compared to $1,610,225 for the period ended December 31, 1997, a decrease of approximately $41,000. The decrease in total income was primarily the result of decreased interest income of approximately $24,000 which is a result of decreased funds invested during 1998.

  Total expenses for the year ended December 31, 1998 were $939,908 as compared to $587,249 for the period ended December 31, 1997, an increase of approximately $352,700. The increase in expenses was primarily due to a provision for impairment in the aggregate amount of $242,000 to adjust the value of real estate for the Walden Books and the House of Fabrics properties to their net realizable values. Additionally, the increase in expenses was related to an increase in general and administrative expenses, valuation fees, and depreciation expenses of approximately $17,500, $70,000 and $31,800, respectively. Partially offsetting the increase in expenses, is a decrease in transaction costs of approximately $7,000.

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

  Total expenses for the year ended December 31, 1997 were $587,249 as compared to $1,595,459 for the period ended December 31, 1996, a decrease of approximately $1,008,000. The primary reason for the decrease in expenses between 1997 and 1996 relate to the 1996 provision for impairment in the aggregate amount of $857,000 to adjust the value of real estate for Volume ShoeSource, Walden Books and CompUSA properties while no such provisions were recorded in 1997. Additionally, the decrease in expenses was related to a decrease in Transaction costs and valuation fees of approximately $104,000 and $45,700, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures About Market
              Risk.

  The Partnership does not engage in any hedge transactions or derivative financial instruments, or have any interest sensitive obligations.

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

  The principal officers and directors of the Corporate General
Partner are:

         Mr. Jerome J. Brault . . . .      Chairman of the Board of
                                 Directors, President, Chief
                                 Executive Officer and Director

         Mr. James L. Brault  . . . . Executive Vice President
                                 and Secretary

         Mr. Thomas E. Murphy . . . . Treasurer and Chief Financial
                                 Officer

         The business experience during the past five years of the General Partners and the principal officers and directors of the Corporate
General Partner are as follows:

         MR. JEROME J. BRAULT (age 65) chairman of the board of directors, president and chief executive officer of the Corporate General
Partner, as well as a principal shareholder of the Corporate
General Partner.  He is a member and manager of Brauvin Real Estate
Funds, L.L.C.  He is a member of Brauvin Capital Trust L.L.C.
Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities which act as the general partners of six other publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management
Company, Brauvin Advisory Services, Inc. and Brauvin Securities,
Inc., Illinois companies engaged in the real estate and securities businesses. He is a director, president and chief executive officer of Brauvin Net Lease V, Inc. He is the chief executive officer of Brauvin Capital Trust, Inc. Mr. Brault received a B.S.
in Business from DePaul University, Chicago, Illinois in 1959.

         MR. JAMES L. BRAULT (age 38) is an executive vice president and secretary and is responsible for the overall operations of the Corporate General Partner and other affiliates of the Corporate
General Partner. He is an officer of various Brauvin entities which act as the general partners of six other publicly registered real estate programs. Mr. Brault is executive vice president and assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is also an executive vice president and secretary of Brauvin Net Lease V, Inc. He is a manager of Brauvin Real Estate Funds, L.L.C., Brauvin Capital
Trust, L.L.C. and BA/Brauvin L.L.C. He is the president of Brauvin Capital Trust, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate
Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First
Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150 million.
Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in
1987.  Mr. Brault is the son of Mr. Jerome J. Brault.

         MR. THOMAS E. MURPHY (age 32) is the treasurer and chief financial officer of the Corporate General Partner and other affiliates of the Corporate General Partner. He is the chief financial officer of various Brauvin entities which act as the general partners of six other publicly registered real estate programs. Mr. Murphy is also the chief financial officer of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Financial, Inc., Brauvin Securities, Inc. and Brauvin Net Lease V, Inc. He is the treasurer, chief financial officer and secretary of Brauvin Capital Trust, Inc. He is responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in July 1994. Prior to joining the Brauvin organization he worked in the accounting department of Zell/Merrill Lynch and First Capital Real Estate Funds where he was responsible for the preparation of the accounting and financial reporting for several real estate limited partnerships and corporations. Mr. Murphy received a B.S. degree in Accounting from Northern Illinois University in 1988. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.

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

  The General Partners are entitled to receive Acquisition Fees for services rendered in connection with the selection, purchase, construction or development by the Partnership of any property whether designated as real estate commissions, acquisition fees, finders' fees, selection fees, development fees, non-recurring management fees, consulting fees, payments for covenants not to compete, guarantee fees, financing fees or any other similar fees or commissions, however treated for tax or accounting purposes. Such Acquisition Fees may not exceed such compensation as is customarily charged in arm's-length transactions by others rendering similar services as an ongoing public activity in the same geographic locale and for comparable properties. The aggregate Acquisition Fees to be paid to an affiliate of the General Partners shall not exceed: (a) the lesser of 5% of the gross proceeds of the Offering; or (b) such compensation as is customarily charged in arm's-length transactions by others rendering similar services as an ongoing public activity in the same geographic locale and for property comparable to the property to be purchased by the Partnership. To the extent Acquisition Fees paid to the General Partners, their Affiliates and third parties would cause the Partnership to invest less than 80% of the gross proceeds of the Offering in properties, the General Partners and their Affiliates will return those fees, so as to provide compliance with paragraph 1, Section M of the Agreement. No such amount was paid in 1998 or 1997 as no acquisitions were consummated. In 1996, an acquisition fee of $14,837 was paid related to the Bay County purchase.

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

  An affiliate of the General Partners may provide leasing and re-leasing services to the Partnership in connection with the management of Partnership's properties. The property management fee payable to an affiliate of the General Partners shall not exceed the lesser of: (i) fees which are competitive for similar services in the geographical area where the properties are located; or (ii) 1% of the gross revenues of each Partnership property. Property management fees of $14,637, $14,291 and $14,217, were incurred in 1998, 1997 and 1996, respectively.

  An affiliate of the General Partners or the General Partners will receive a real estate brokerage commission in connection with the disposition of Partnership properties. Such commission shall be in an amount equal to the lesser of: (i) 3% of the sale price of the property; or (ii) 50% of the real estate commission customarily charged for similar services in the locale of the property being sold; provided, however, that receipt by the General Partners or one of their affiliates of such commission shall be subordinated to receipt by the Limited Partners of their Current Preferred Return, as defined in the Agreement. No real estate sales commission was paid in 1998, 1997 or 1996.

(c, d, e & f) Not applicable.

          (g) The Partnership has no employees and pays no employee or director compensation.

       (h, i) Not applicable.

          (j) Compensation Committee Interlocks and Insider
              Participation. Since the Partnership has no employees, it did not have a compensation committee and is not responsible for the payment of any compensation.

          (k) Not applicable.

          (l) Not applicable.

  The following is a summary of all fees, commissions and other expenses paid or payable to the General Partners or their affiliates for the years ended December 31, 1998, 1997 and 1996:

                                         1998        1997        1996
  Acquisition fees                    $    --     $     --    $ 14,837
  Selling commissions                      --           --       4,098
  Management fees                      14,637       14,291      14,217
  Reimbursable operating
   expense                             92,413       96,899      86,443
  Legal fees                               --          155       3,958
  Transaction costs                        --           --       5,626

  As of December 31, 1998 and 1997, the Partnership has made all payments to affiliates except for $1,608 and $1,460, respectively, related to management fees.

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

     (b)  Form 8-K.
               None

     (c) An annual report for the fiscal year 1998 will be sent to the Limited Partners subsequent to this filing.

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



                      DATED: April 15, 1999

                  BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                     (a Delaware limited partnership)

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                          Page

Independent Auditors' Report. . . . . . . . . . . . . . . .F-2

Consolidated Financial Statements:

  Consolidated Balance Sheets, December 31, 1998 and 1997 .F-3

  Consolidated Statements of Operations, for the
   years ended December 31, 1998, 1997 and 1996 . . . . . .F-4

  Consolidated Statements of Partners' Capital, for the
   years ended December 31, 1998, 1997 and 1996 . . . . . .F-5

  Consolidated Statements of Cash Flows, for the
   years ended December 31, 1998, 1997 and 1996 . . . . . .F-6

  Notes to Consolidated Financial Statements. . . . . . . .F-7

Schedule III - Real Estate and Accumulated Depreciation,
 December 31, 1998. . . . . . . . . . . . . . . . . . . . .F-29

All schedules provided for in Item 14(a)(2) of Form 10-K are either not required, not applicable or not material.

                  INDEPENDENT AUDITORS' REPORT

To the Partners
Brauvin Corporate Lease Program IV L.P.
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Brauvin Corporate Lease Program IV L.P. (a limited partnership) and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index to Consolidated Financial Statements and Schedule on page F-1. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brauvin Corporate Lease Program IV L.P. and its subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 16, 1999
(April 14, 1999 as to Note 7)

             BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                 (a Delaware limited partnership)

                   CONSOLIDATED BALANCE SHEETS

                                               December 31,  December 31,
                                                     1998          1997
ASSETS

  Investment in real estate, (Note 5):
   Land                                       $ 3,933,663    $ 3,991,040
   Buildings and improvements                   9,295,966      9,460,590
                                               13,229,629     13,451,630
   Less:  Accumulated depreciation             (1,400,375)    (1,135,602)
   Net investment in real estate               11,829,254     12,316,028

  Investment in Brauvin Bay County
   Venture (Note 6)                               250,782        251,449
  Cash and cash equivalents                       514,439        139,508
  Investment in marketable securities                  --         35,075
  Tenant receivables                                9,664             --
  Deferred rent receivable                        510,867        453,999
  Prepaid offering costs                          175,163        175,163
  Other assets                                         --          3,840
   Total Assets                               $13,290,169    $13,375,062

  LIABILITIES AND PARTNERS' CAPITAL

  LIABILITIES:
   Accounts payable and
     accrued expenses                         $   179,524     $   96,709
   Rent received in advance                        59,502         41,611
   Due to affiliate                                 1,608          1,460
   Total Liabilities                              240,634        139,780

  MINORITY INTERESTS IN BRAUVIN
   GWINNETT COUNTY VENTURE                        682,419        693,157

  PARTNERS' CAPITAL:
   General Partners                                23,130         16,995
   Limited Partners                            12,343,986     12,525,130
   Total Partners' Capital                     12,367,116     12,542,125

       Total Liabilities and
         Partners' Capital                    $13,290,169    $13,375,062

   See accompanying notes to consolidated financial statements.

                BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                 (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
                For the years ended December 31,

                                          1998         1997       1996
INCOME:
      Rental (Note 4)                 $1,491,773  $1,506,072  $1,491,109
      Interest                            17,302      40,918      33,608
      Other                               60,236      63,235      35,479
      Total income                     1,569,311   1,610,225   1,560,196
EXPENSES:
      General and administrative         232,970     215,454     182,087
      Management fees (Note 3)            14,637      14,291      14,217
      Amortization of
       organization costs                     --       2,000       6,000
      Depreciation                       264,773     232,987     264,136
      Valuation fees                      70,000          --      45,703
      Transaction costs (Note 7)         115,528     122,517     226,316
      Provision for
  impairment (Note 5)                    242,000          --     857,000

      Total expenses                     939,908     587,249   1,595,459

Income (loss)before minority interest
 and equity interests in
 joint venture                           629,403   1,022,976     (35,263)
Minority interest share in
 Brauvin Gwinnett County
      Venture's net income               (61,378)    (62,532)    (62,906)
Equity interest in Brauvin
 Bay County Venture                       20,693      17,065         948

Net income (loss)                      $ 588,718   $ 977,509   $ (97,221)

Net income allocated to
      General Partners                 $  11,774   $   6,201   $      --
Net income (loss) allocated
 to Limited  Partners                  $ 576,944   $ 971,308   $ (97,221)

Net income (loss) per Unit
 outstanding (a)                       $    0.35   $    0.59   $   (0.06)

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

                  BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                       (a Delaware limited partnership)

               CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
            For the years ended December 31, 1998, 1997 and 1996

                                       General     Limited
                                      Partners    Partners*        Total

Balance, January 1, 1996              $ 10,794   $14,028,233  $14,039,027

Contributions, net                          --         5,982        5,982
Selling commissions and
 other offering costs                       --        (4,918)      (4,918)
Net loss                                    --       (97,221)     (97,221)
Cash distributions                          --      (632,669)    (632,669)
Balance, December 31, 1996              10,794    13,299,407   13,310,201

Net income                               6,201       971,308      977,509
Cash distributions                          --    (1,745,585)  (1,745,585)
Balance, December 31, 1997              16,995    12,525,130   12,542,125

Net income                              11,774       576,944      588,718
Cash distributions                      (5,639)     (758,088)    (763,727)
Balance, December 31, 1998           $  23,130   $12,343,986  $12,367,116

    * Total Units outstanding, including those raised through the Plan, at December 31, 1998, 1997 and 1996 were 1,632,510,
    1,632,510 and 1,632,510, respectively. Distributions to Limited Partners per Unit were approximately $0.46, $1.07 and $0.39 for the years ended December 31, 1998, 1997 and 1996, respectively. Distributions to Limited Partners per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.

  See accompanying notes to consolidated financial statements.

              BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the years ended December 31,

                                                 1998        1997      1996
Cash flows from operating activities:
    Net income (loss)                          $588,718 $ 977,509   $(97,221)
    Adjustments to reconcile
     net income(loss)to net cash
     provided by operating activities:
     Depreciation and amortization              264,773   234,987    270,136
     Provision for impairment                   242,000        --    857,000
     Minority interests in Brauvin Gwinnett
     County Venture's net income                 61,378    62,532     62,906
    Equity interest in Brauvin Bay
     County Venture's net income                (20,693)  (17,065)      (948)
     Changes in:
       Tenant receivables                        (56,868)      325       (325)
       Deferred rent receivable                  (9,664) (120,900)   (91,980)
       Due from affiliate                           --        --      7,627
       Other assets                               3,840    33,643       (582)
       Accounts payable
        and accrued expenses                     82,815    46,655     16,394
       Rent received in advance                  17,891    (5,535)   (20,059)
       Due to affiliates                            148     1,460         --
    Net cash provided by
   operating activities                       1,174,338 1,213,611  1,002,948

Cash flows from investing activities:
    Change in investment of marketable
     securities                                  35,075   (35,075)        --
    Investment in Brauvin
     Bay County Venture                              -          -   (258,156)
    Capital expenditures                        (19,999)       -          --
    Distribution from Brauvin
     Bay County Venture                          21,360    24,720         --
    Cash provided by (used in)
     investing activities                        36,436   (10,355)  (258,156)

Cash flows from financing activities:
    Sale of Units, net of liquidations, selling
      commissions and other offering costs           --          --    1,884
    Cash distributions to
      General Partners                           (5,639)         --       --
    Cash distributions to
      Limited Partners                         (758,088) (1,745,585)(632,669)
    Cash distribution to minority
      interests in Brauvin
      Gwinnett County Venture                   (72,116)    (71,818) (71,519)
    Net cash used in financing
     activities                                (835,843) (1,817,403)(702,304)
Net increase (decrease) in cash and
  cash equivalents                              374,931    (614,147)  42,488
Cash and cash equivalents at beginning
  of year                                       139,508     753,655  711,167
Cash and cash equivalents
     at end of year                          $  514,439  $  139,508 $753,655
     See accompanying notes to consolidated financial statements.

                  BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                 (a Delaware limited partnership)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For the years ended December 31, 1998, 1997 and 1996

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION

  Brauvin Corporate Lease Program IV L.P. (the "Partnership") is a Delaware limited partnership formed on August 7, 1991 for the purpose of acquiring debt-free ownership of existing, income-producing retail and other commercial properties predominantly subject to "triple-net" leases. It was anticipated that these properties will be leased primarily to corporate lessees of national and regional retail businesses, service providers and other users consistent with "triple-net" lease properties. The leases provide for a base minimum annual rent and increases in rent such as through participation in gross sales above a stated level, fixed increases on specific dates or indexation of rent to indices such as the Consumer Price Index. The General Partners of the Partnership are Brauvin Realty Advisors IV, Inc. and Jerome J. Brault. Brauvin Realty Advisors IV, Inc. is owned by Messrs. Brault (beneficially)(50%) and Cezar M. Froelich (50%). Mr. Froelich resigned as a director of the Corporate General Partner in December 1994 and as an Individual General Partner effective as of September 17, 1996. Brauvin Securities, Inc., an affiliate of the General Partners, is the selling agent of the Partnership. The Partnership is managed by an affiliate of the General Partners.

  The Partnership filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which was declared effective on December 12, 1991. Per the terms of the Restated Limited Partnership Agreement of the Partnership (the "Agreement"), the minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on April 27, 1992. The Partnership's offering was anticipated to close on December 11, 1992 but the Partnership obtained an extension until December 11, 1993. A total of 1,600,831 Units were sold to the public through the offering at $10 per Unit ($16,008,310). Through December 31, 1998, 1997 and
1996, the Partnership has sold $16,443,810, $16,443,810 and
$16,443,810 of Units, respectively. These totals include $435,100 of Units raised by Limited Partners who utilized their distributions of Operating Cash Flow to purchase additional Units through the Partnership's distribution reinvestment plan (the "Plan"). Units valued at $118,706 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of December 31, 1998 and 1997. As of December 31, 1998, the Plan participants own Units which approximate 3% of the total Units sold.

  The Partnership has acquired the land and buildings underlying a Steak n Shake restaurant, a Children's World Learning Center, two Chuck E. Cheese's restaurants, a Mrs. Winner's Chicken and Biscuit restaurant, a House of Fabrics store, a Volume ShoeSource store, an East Side Mario's Restaurant, a Blockbuster Video Store, and a
Walden Books Store. In addition, the Partnership has acquired a 70.2% and 24.0% equity interest in two joint ventures with three entities affiliated with the Partnership. These joint ventures own the land and building underlying a CompUSA store and a Blockbuster
Video store.

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

  Investment in Real Estate

  At December 31, 1998 and 1997, the Partnership has classified its real estate investments as held for sale and the properties are stated at the lower of cost including acquisition costs, or net realizable value. Depreciation expense is computed on a straight-line basis over approximately 39 years.

  In 1996, the Partnership engaged Cushman & Wakefield Valuation Advisory Services to prepare an appraisal of the Partnership's properties. As a result of the reclassification of the real estate investments to be held for sale, and based upon this appraisal, the Partnership recorded a provision for the impairment of assets of $857,000 (see Note 5).

  In 1998, the Partnership engaged LaSalle Partners, Inc. to prepare an evaluation of the Partnership's properties. As a result of this evaluation, in the third quarter of 1998, the Partnership recorded a provision for impairment of $242,000 related to an other than temporary decline in the real estate value. The provision has been recorded to land and building based on the original acquisition percentages (see Note 5).

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

  The fair value estimates presented herein are based on information available to management as of December 31, 1998 and 1997, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; investment in marketable securities; tenant receivables; accounts payable and accrued expenses; rent received in advance and due to affiliate.

  Reclassifications

  Certain reclassifications have been made to the consolidated
1997 financial statements to conform to classifications adopted in 1998.

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

  An affiliate of one of the former General Partners provided securities and real estate counsel to the Partnership.

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the years ended December 31, 1998, 1997 and 1996 were as follows:

                                            1998        1997       1996
Acquisition fees                            $ --        $ --   $ 14,837
Selling commissions                           --          --      4,098
Management fees                           14,637      14,291     14,217
Reimbursable operating
 expense                                  92,413      96,899     86,443
Legal fees                                    --         155      3,958
Transaction costs                             --          --      5,626

  As of December 31, 1998 and 1997, the Partnership has made all payments to affiliates except for $1,608 and $1,460, respectively, related to management fees.

(4)    LEASES

  The Partnership's rental income is principally obtained from tenants through rental payments provided under triple-net noncancelable operating leases. The leases provide for a base minimum annual rent and increases in rent such as through participation in gross sales above a stated level.

  The following is a schedule of noncancelable future minimum rental payments due to the Partnership under operating leases of Partnership properties as of December 31, 1998:

Year Ending December 31:

    1999          $ 1,448,989
    2000            1,462,064
    2001            1,492,106
    2002            1,495,327
    2003            1,439,250
    Thereafter      7,162,832
                  $14,500,568

   Additional rent based on percentages of tenant sales increases was $8,041, $9,753 and $18,877 in 1998, 1997 and 1996,
respectively.

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

 During the fourth quarter of 1998 the Partnership recorded a provision for impairment of $242,000 to adjust the carrying values of real estate for the Walden Books Store ($28,000) and the House of Fabrics($214,000) to their estimated net realizable values. This provision for impairment has been recorded as a reduction of each property's cost, and allocated to the land and building based on the original acquisition percentages.

(6) INVESTMENT IN JOINT VENTURE

 The Partnership owns an equity interest in the Brauvin Bay County Venture and reports its investment on the equity method. The following are condensed financial statements for the Brauvin Bay
County Venture:
                   BRAUVIN BAY COUNTY VENTURE

                                       December 31,         December 31,
                                              1998                 1997

Land and buildings, net                 $1,033,942           $1,051,588
 Other assets                               17,330               11,989
                                        $1,051,272           $1,063,577

Liabilities                             $    4,296           $   13,820
Partners' capital                        1,046,976            1,049,757
                                        $1,051,272           $1,063,577


                                                      Period from
                                                  October 31, 1996
                       Year Ended    Year Ended   (inception) to
                      December 31,  December 31,  December 31,
                          1998         1997              1996
Rental and
 other income            $110,782   $109,985        $18,502

Expenses:
 Depreciation              17,646     17,689          2,898
 Management fees            1,079      1,178            191
 Operating and
  administrative            5,838     20,014         11,463
                           24,563     38,881         14,552

Net income               $ 86,219   $ 71,104       $  3,950

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

   The sale price to be paid to the Limited Partners in connection with the Sale was based on the fair market value of the Assets. Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield"), an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. On April 1, 1996, Cushman & Wakefield determined the fair market value of the Assets to be $12,489,100, or $7.65 per Unit. Subsequently, the Partnership purchased a 24% interest in Brauvin Bay County Venture. Based on the terms of the Sale Agreement, the fair market value of the Assets would have increased by the amount of the investment in Brauvin Bay County Venture, and correspondingly, the Partnership's cash holdings were reduced by the same amount and, therefore, the total liquidating distribution would remain unchanged. The liquidating distribution also included all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time of filing of the certificate of dissolution, including reasonable reserves in connection with: (i) the proxy solicitation; (ii) the Sale (as detailed in the Sale Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other outstanding Partnership liabilities.

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

   The Sale was not completed primarily due to certain litigation, as described below, that was still pending at December 31, 1998. The General Partners believe that these lawsuits were without merit and therefore, continued to vigorously defend against them.
Because of the August 12, 1998 ruling of the District Court in the Christman litigation, as described below, it is not possible for the Sale to be consummated.

   Distributions of the Partnership's net earnings for the periods January 1, 1997 to March 31, 1997, April 1, 1997 to September 30, 1997, July 1, 1997 to September 30, 1997 and October 1, 1997 to December 31, 1997 were made to the Limited Partners on March 31, 1997, July 15, 1997, October 22, 1997 and December 31, 1997,
respectively in the amounts of approximately $395,400, $178,500, $288,400 and $883,300, respectively.

   Distributions of the Partnership's net earnings for the periods January 1, 1998 to March 31, 1998, April 1, 1998 to June 30, 1998,
July 1, 1998 to September 30, 1998, and October 1, 1998 to December 31, 1998 were made to the Limited Partners on May 8, 1998, August 15, 1998, November 15, 1998, and February 15, 1999, respectively, in the amounts of approximately $329,000, $179,100, $250,000, and $306,100.

   As detailed below under "Litigation," by agreement of the Partnership and the General Partners and pursuant to a motion of the General Partners, the District Court entered an order preventing the Partnership and the General Partners from completing the Sale or otherwise disposing of all or substantially all of the Partnership's assets until further order of the Court.

Litigation

   Two legal actions, as hereinafter described, were pending at December 31, 1998 against the General Partners and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Sale. On April 13, 1999, all the parties to the litigation reached an agreement to settle the litigation, subject to the approval by the United States District Court for the Northern District of Illinois. Management believes that the settlement will not have a material financial impact on the Partnership. The terms of the settlement agreement, along with a Notice to the Class, will be forwarded to the Limited Partners in the second quarter. One additional legal action, which was dismissed on January 28, 1998, had also been brought against the General Partners and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Sale. With respect to the actions the Partnership and the General Partners and their named affiliates denied all allegations set forth in these complaints and vigorously defended against such claims.

  A. The Dismissed Florida Lawsuit

  On September 17, 1996, a lawsuit was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, styled Rebecca Scialpi and Helen Friedlander v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., and Brauvin Realty Advisors IV, Inc., James L. Brault, and Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund L.P. II, Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P., Docket No. 96012807. The Partnership and the other affiliated partnerships named in this lawsuit (the "Affiliated Partnerships") that were proposed to be a party to a Sale or merger with the Purchaser, were each named as a "Nominal Defendant" in this lawsuit. The named plaintiffs were not limited partners in the Partnership. Rather, the named plaintiffs are limited partners in Brauvin High Yield Fund L.P. II, one of the Affiliated Partnerships. Jerome J. Brault, the Managing General Partner of the Partnership, and Brauvin Realty Advisors IV, Inc., the Corporate General Partner of the Partnership, as well as certain corporate general partners of the Affiliated Partnerships, were named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, was also named as a defendant. This lawsuit was dismissed for want of prosecution on January 28, 1998.

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

  On January 28, 1998, the District Court entered an Order of Reference to Special Master, designating a Special Master and vesting the Special Master with authority to resolve certain aspects of the lawsuit subject to the District Court's review and confirmation. The Special Master was empowered to determine how the assets of the Partnership should be sold or disposed of in a manner which allows the Limited Partners to maximize their financial return in the shortest practicable time frame. In addition, early in the second quarter of 1998, the Special Master retained a financial advisor (the "Financial Advisor"), at the expense of the Partnership, to assist the Special Master. The Financial Advisor has been engaged to perform a valuation of the properties of the Partnership as well as a valuation of the Partnership itself. The cost to the Partnership for the services of the Financial Advisor was $70,000.

  On August 4, 1998, the Special Master filed a Report and Recommendation with the District Court, expressing the Special Master's recommendation that the Partnership's properties be disposed of in an auction conducted by the Financial Advisor under the direction of the Special Master. The District Court accepted this Report and Recommendation. On November 4, 1998, the Special Master filed an additional Report and Recommendation with the District Court, requesting that the Court withdraw its Order of Reference to Special Master on the grounds it would be impossible to effect the sale of the Partnership's properties in a manner that maximizes the financial return to Limited partners in a short time frame, unless certain litigation issues are resolved. The District Court has accepted this Report and Recommendation.

  On January 21, 1999, plaintiffs filed another amended complaint, adding additional claims against the General Partners and seeking class certification under Federal Rule 23 as to the newly added claims, and as to all other claims in plaintiffs' complaint which had not been previously certified. The District Court granted plaintiffs' request for class certification as to all of the claims not previously certified, and certified all of the claims of the plaintiffs' complaint under Rule 23(b)(1), 23(b)(2)and 23(b)(3).

  In addition, pursuant to the General Partners' motion, the District Court dismissed as moot certain of plaintiffs' claims, including plaintiffs' claim that the General Partners violated certain of the rules of the Securities and Exchange Commission by allegedly making false and misleading statements in the Proxy. The District Court similarly dismissed as moot a counterclaim that had been made against class plaintiffs and their counsel for violating the federal securities laws.

  On April 13, 1999, all of the parties reached a Settlement Agreement encompassing all matters in the lawsuit. The Settlement Agreement is subject to the approval by the District Court, and the Limited Partners will be provided with a written notice concerning its terms. The settlement will not have a material financial impact on the Partnership.

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

  The complaint alleges a putative class action consisting of claims that certain Commission rules were violated by making false and misleading statements in the Proxy, the defendants breached their fiduciary duties and breached the Agreement. The complaint was consolidated with the Christman lawsuit, which is described above, pursuant to General Rule 2.31 of the United States District Court of the Northern District of Illinois. The General Partners deny these allegations and intend to vigorously defend these claims. There have been no material developments with respect to this lawsuit since it was filed on June 20, 1997; however, management believes that the terms of the April 13, 1999 settlement agreement described above will encompass this lawsuit.

                                                        SCHEDULE III
                                          BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                                              (a Delaware limited partnership)

                                          REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                     DECEMBER 31, 1998
                                                                          Gross Amount at Which Carried
                                           Initial Cost                           at  Close of Period
                                                   Buildings     Cost of            Buildings
                                                       and      Subsequent               and                 Accumulated   Date
   Description        Encumbrances (c)    Land   Improvements Improvements   Land  Improvements Total(a)     Deprec. (b) Acquired
Steak n' Shake            $0         $  427,872  $  618,525     $     0  $  427,872 $  618,525 $ 1,046,397   $   116,996     5/92
Children's World
 Learning Center           0             123,962     325,827          0     123,962    325,827     449,789        82,494     8/92
Chuck E. Cheese's          0             224,335     976,601          0     224,335    976,601   1,200,936       154,036     4/93
Chuck E. Cheese's          0             153,722     864,307          0     153,722    864,307   1,018,029       136,324     4/93
Mrs. Winner's
 Chicken & Biscuit         0             278,340     363,983          0     278,340    363,983     642,323        56,991     5/93
House of Fabrics           0             344,393   1,167,573    $19,999     295,648  1,022,317   1,317,965       159,716     7/93
Volume Shoesource Store    0             766,724     954,704          0     608,024    757,004   1,365,028       117,666     9/93
CompUSA Store              0             663,681   1,811,959          0     591,481  1,687,159   2,278,640       229,536    11/93
East Side Mario's          0             538,257     976,254          0     538,257    976,254   1,514,511       122,225     1/94
Blockbuster Video Store    0             248,168     708,162          0     248,168    708,162     956,330        86,426     2/94
Walden Books Store         0             546,086   1,225,195          0     443,854    995,827   1,439,681       137,965     2/94
                          $0          $4,315,540  $9,993,090    $19,999  $3,933,663 $9,295,966 $13,229,629    $1,400,375

<F1>
NOTES:
           (a)  The cost of this real estate is $14,328,629 for tax purposes (unaudited).
                The buildings are depreciated over approximately 39 years
                using the straight line method.  The properties were constructed between 1969 and 1993.
           (b)  The following schedule summarizes the changes in the Partnership's real estate and accumulated depreciation balances:

         Real estate                                                    1998          1997                1996
          Balance at beginning of year                            $13,451,630    $13,451,630        $14,308,630
          Capital expenditure                                          19,999             --                 --
          Deductions - land and building (d) & (e)                   (242,000)            --           (857,000)
          Balance at end of year                                  $13,229,629    $13,451,630        $13,451,630

         Accumulated depreciation
          Balance at beginning of year                             $1,135,602    $   902,615        $   638,479
          Provision for depreciation                                  264,773        232,987            264,136
          Balance at end of year                                  $ 1,400,375    $ 1,135,602        $   902,615

<F2>
   (c) Encumbrances - Brauvin Corporate Lease Program L.P. IV did not borrow cash in order to purchase its properties.
100% of the land and buildings were paid for with funds contributed by the Limited Partners.
   (d) Amount in 1996 reflects provision for impairment of land and buildings based on the original acquisition cost allocation for the Volume ShoeSource Store ($356,400), the Walden Books Store ($303,600) and the CompUSA Store ($197,000).
   (e) Amount in 1998 reflects provision for impairment of land and buildings based on the original acquisition cost allocation for the Walden Books Store ($28,000) and the House of Fabrics ($214,000).

                             EXHIBITS

                                TO

             BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                     FORM 10-K ANNUAL REPORT
                        FOR THE YEAR ENDED
                        DECEMBER 31, 1998

                          EXHIBIT INDEX

             BRAUVIN CORPORATE LEASE PROGRAM IV L.P.

                            FORM 10-K

               For the year ended December 31, 1998



Exhibit (21)    Subsidiaries of the Registrant

Exhibit (27)    Financial Data Schedule

                           Exhibit 21


         Name of Subsidiary                State of Formation

         Brauvin Gwinnett County Venture   Illinois

         Brauvin Bay County Venture        Illinois