Form 10-Q
period 1999-03-31
BRAUVIN CORPORATE LEASE PROGRAM IV L P
filed 1999-05-17
CIK 878657

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

  For the quarterly period ended     March 31, 1999

                                or

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

                              INDEX
                                                                Page
                             PART I
Financial Information

Item 1. Consolidated Financial Statements. . . . . . . . . .      3

        Consolidated Balance Sheets at March 31, 1999
        and December 31, 1998 . . . . . . . . . . . . . . .       4

        Consolidated Statements of Operations for the
        three months ended March 31, 1999 and 1998. . . . .       5

        Consolidated Statements of Partners' Capital for
        the periods January 1, 1998 to March 31, 1999 . . .       6

        Consolidated Statements of Cash Flows for the
        three months ended March 31, 1999 and 1998. . . . .       7

        Notes to Consolidated Financial Statements. . . . .       8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations . . . . . . . .      26

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk . . . . . . . . . . . . . . . . . . . .      34

PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . .     35

Item 2. Changes in Securities. . . . . . . . . . . . . . . .     40

Item 3. Defaults Upon Senior Securities. . . . . . . . . . .     41

Item 4. Submissions of Matters to a Vote of
        Security Holders. . . . . . . . . . . . . . . . . .      41

Item 5. Other Information. . . . . . . . . . . . . . . . . .     41

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . .     41

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .     42

                  PART I - FINANCIAL INFORMATION



ITEM 1.  Consolidated Financial Statements

  Except for the December 31, 1998 Consolidated Balance Sheet, the following Consolidated Balance Sheet as of March 31, 1999, Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998, Consolidated Statements of Partners' Capital for the periods January 1, 1998 to March 31, 1999 and Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998 for Brauvin Corporate Lease Program IV L.P. (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1998 Annual Report on Form
10-K.

             BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                 (a Delaware limited partnership)

                   CONSOLIDATED BALANCE SHEETS


                                             March 31,   December 31,
                                                1999         1998
ASSETS
Investment in real estate:
       Land                                $ 3,933,663    $ 3,933,663
       Buildings and improvements            9,295,966      9,295,966
                                            13,229,629     13,229,629
       Less:  Accumulated depreciation      (1,461,422)    (1,400,375)
       Net investment in real estate        11,768,207     11,829,254

Investment in Brauvin Bay County
       Venture (Note 4)                        251,145        250,782
Cash and cash equivalents                      500,944        514,439
Tenant receivables                              11,186          9,664
Deferred rent receivable                       518,033        510,867
Prepaid offering costs                         175,163        175,163
Other assets                                    14,040             --
             Total Assets                  $13,238,718    $13,290,169

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and
       accrued expenses                    $   197,693    $   179,524
Rent received in advance                        77,375         59,502
Due to an affiliate                              1,787          1,608
   Total Liabilities                           276,855        240,634

MINORITY INTERESTS IN BRAUVIN
 GWINNETT COUNTY VENTURE                       673,674        682,419

PARTNERS' CAPITAL:
 General Partners                               27,674         23,130
 Limited Partners                           12,260,515     12,343,986
      Total Partners' Capital               12,288,189     12,367,116
      Total Liabilities and
        Partners' Capital                  $13,238,718    $13,290,169





   See accompanying notes to consolidated financial statements.

             BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                 (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31,
                          (Unaudited)

                                          1999            1998
INCOME:
     Rental                              $404,022       $366,032
     Interest                               4,902          3,243
     Other                                 17,783         49,350
      Total income                        426,707        418,625

EXPENSES:
     General and administrative             51,157         46,864
     Management fees (Note 3)                3,902          3,581
     Depreciation                           61,047         77,238
     Transaction costs (Note 5)             35,954         16,671
     Bad debt expense                       37,500             --
      Total expenses                       189,560        144,354

Income before minority and equity
     interests in joint venture            237,147        274,271
Minority interests' share in Brauvin
     Gwinnett County Venture's net income  (15,095)       (14,879)
Equity interest in Brauvin Bay
     County Venture                          5,163          4,950

Net income                                $227,215       $264,342

Net income allocated to the
     General Partners                     $  4,544       $  5,287

Net income allocated to the
     Limited Partners                     $222,671       $259,055

Net income per Unit outstanding (a)       $   0.14       $   0.16

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

            BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                (a Delaware limited partnership)

          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
  For the periods from January 1, 1998 through March 31, 1999
                          (Unaudited)

                              General      Limited
                              Partners     Partners*     Total

Balance, January 1, 1998      $ 16,995   $12,525,130  $12,542,125

Net income                      11,774       576,944      588,718
Cash distributions              (5,639)     (758,088)    (763,727)

Balance December 31, 1998       23,130    12,343,986   12,367,116

Net income                       4,544       222,671      227,215
Cash distributions                  --      (306,142)    (306,142)

Balance March 31, 1999        $ 27,674   $12,260,515  $12,288,189



*Total Units sold, including those raised through the Plan, at March 31, 1999 and December 31, 1998 were 1,632,510. Cash distributions to Limited Partners per Unit were approximately $0.19 and $0.46, for the three months ended March 31, 1999 and the year ended December 31, 1998.





















   See accompanying notes to consolidated financial statements.

            BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                 (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31,
                          (Unaudited)

                                                 1999       1998
Cash flows from operating activities:
   Net income                                  $227,215   $264,342
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization               61,047     77,238
     Minority interests in Brauvin Gwinnett
          County Venture's net income            15,095     14,879
     Equity interest in Brauvin Bay
    County Venture's net income                  (5,163)    (4,950)
   Bad debt expense                              37,500         --
   Changes in:
     Tenant receivables                         (39,022)        --
     Deferred rent receivable                    (7,166)   (21,279)
     Other assets                               (14,040)     3,739
     Accounts payable and
       accrued expenses                          18,169      5,145
    Rent received in
       advance                                   17,873    (16,147)
     Due to affiliates                              179       (304)
 Net cash provided by operating activities      311,687    322,663

Cash flows from investing activities:
   Change in investment in marketable
      securities                                     --     35,075
   Distribution from Brauvin Bay
     County Venture                               4,800      6,240
   Cash provided by investing
     activities                                   4,800     41,315

Cash flows from financing activities:
   Cash distributions to Limited Partners      (306,142)        --
   Cash distributions to General Partners            --     (5,639)
   Cash distribution to minority interest
    in Brauvin Gwinnett County Venture          (23,840)   (16,986)

   Cash used in financing activities           (329,982)   (22,625)

   Net (decrease) increase in cash and
    cash equivalents                            (13,495)   341,353
 Cash and cash equivalents at beginning
    of period                                   514,439    139,508

 Cash and cash equivalents at end of period    $500,944  $ 480,861




  See accompanying notes to consolidated financial statements.

            BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                 (a Delaware limited partnership)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited)


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

   The Partnership filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which was declared effective on December 12, 1991. Per the terms of the Restated Limited Partnership Agreement of the Partnership (the "Agreement"), the minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on April 27, 1992. The Partnership's offering was anticipated to close on December 11, 1992 but the Partnership obtained an extension until December 11, 1993. A total of 1,600,831 Units were sold to the public through the offering at $10 per Unit ($16,008,310). Through March 31, 1999 and December 31, 1998 the Partnership has sold $16,443,810 of Units, respectively. These totals include $435,100 of Units raised by Limited Partners who utilized their distributions of Operating Cash Flow to purchase additional Units through the Partnership's distribution reinvestment plan (the "Plan"). Units valued at $118,706 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of March 31, 1999 and December 31, 1998. As of March 31, 1999 the Plan participants own Units which approximate 3% of the total Units sold.

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

   Investment in Real Estate

  At March 31, 1999 and December 31, 1998 the Partnership has classified its real estate investments as held for sale and the properties are stated at the lower of cost including acquisition costs, or net realizable value. Depreciation expense is computed on a straight-line basis over approximately 39 years.

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

  The fair value estimates presented herein are based on information available to management as of March 31, 1999 and December 31, 1998, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

 An affiliate of one of the former General Partners provided securities and real estate counsel to the Partnership.
 Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the three months ended March 31, 1999 and 1998 were as follows:

                                          1999        1998
Management fees                           $3,902      $3,581
Reimbursable operating
 expense                                  22,832      20,550

 As of March 31, 1999 and 1998, the Partnership has made all payments to affiliates except for $1,787 and $1,608, respectively, related to management fees.

(4)     INVESTMENT IN JOINT VENTURE

 The Partnership owns an equity interest in the Brauvin Bay County Venture and reports its investment on the equity method. The following are condensed financial statements for the Brauvin Bay
County Venture:

                   BRAUVIN BAY COUNTY VENTURE

                                     March 31,         December 31,
                                       1999               1998


Land and buildings, net              $1,029,530         $1,033,942
Other assets                             30,423             17,330
                                     $1,059,953         $1,051,272

Liabilities                         $    11,465         $    4,296
Partners' capital                     1,048,488          1,046,976
                                     $1,059,953         $1,051,272



                 Three Months Ended March 31,

                                   1999               1998

Rental and other income           $27,313           $27,357

Expenses:
 Depreciation                       4,412             4,412
 Management fees                      501               291
 Operating and administrative         887             2,027
                                    5,800             6,730

Net income                        $21,513           $20,627

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

    The Sale was not completed primarily due to certain litigation, as described below, that was still pending at March 31, 1999. The General Partners believe that these lawsuits were without merit and therefore, continued to vigorously defend against them. Because of the August 12, 1998 ruling of the District Court in the Christman litigation, as described below, it is not possible for the Sale to be consummated.

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

    A cash distribution of the Partnership's net earnings for the period January 1, 1999 to March 31, 1999 was made to Limited
Partners on May 17, 1999 in the amount of approximately $287,800.

    As detailed below under "Litigation", by agreement of the Partnership and the General Partners and pursuant to a motion of the General Partners, the District Court entered an order preventing the Partnership and the General Partners from completing the Sale or otherwise disposing of all or substantially all of the Partnership's assets until further order of the Court.

Litigation

    Two legal actions, as hereinafter described, were pending at December 31, 1998 against the General Partners and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Sale. On April 13, 1999, all the parties to the litigation reached an agreement to settle the litigation, subject to the approval by the United States District Court for the Northern District of Illinois. Management believes that the settlement will not have a material financial impact on the Partnership. The terms of the settlement agreement, along with a Notice to the Class, was forwarded to the Limited Partners in the second quarter. One additional legal action, which was dismissed on January 28, 1998, had also been brought against the General Partners and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Sale. With respect to the actions the Partnership and the General Partners and their named affiliates denied all allegations set forth in these complaints and vigorously defended against such claims.

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

    The Partnership's computer information technology systems consist of a network of personal computers linked to a server built using hardware and software from mainstream suppliers. The Partnership does not own any equipment that contains embedded microprocessors, which may also pose a potential Year 2000 problem. Additionally, the Partnership has no internally generated software coding to correct as all of the Partnership's software is purchased and licensed from external providers. These external providers have assured management that their systems are, or will be, Year 2000 compliant.

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

 Below is a table summarizing the historical data for distribution rates per unit:

 Distribution
     Date         1999 (a)    1998 (b)   1997(c)    1996

February 15       $.1875          --     $.2422    $.2000

May 15             .1763      $.2015      .1093     .1875

August 15             --       .1097      .1767        --

November 15           --       .1531      .5411        --


(a) The 1999 distribution was made on May 17, 1999.

(b) The 1998 distributions were made on May 8, 1998, August 15,
    1998, November 15, 1998 and February 15, 1999.

(c) The 1997 distributions were made on March 31, 1997, July 15,
    1997, October 22, 1997 and December 31, 1997.

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

  Distributions of the Partnership's net earnings for the period
January 1, 1999 to March 31, 1999 were made on May 17, 1999 in the amount of approximately $287,800.

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

  The Partnership drafted a proxy statement, which required prior review and comment by the Commission, to solicit proxies for use at the Special Meeting originally to be held at the offices of the Partnership on September 24, 1996. As a result of various legal issues, as described in "Legal Proceedings", the Special Meeting was adjourned to November 8, 1996 at 10:30 a.m. The purpose of the Special Meeting was to vote upon the Sale and certain other matters as described in the Proxy.

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

  As discussed in "Legal Proceedings", all the parties to the litigation reached an agreement to settle the litigation, subject to the approval by the United States District Court for the Northern District of Illinois. Unfortunately, however, the delay caused by the litigation has had an adverse effect on the Partnership today as well as on future prospects.

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

Results of Operation - Three months Ended March 31, 1999 and 1998

  Results of operations for the three months ended March 31, 1999 reflected net income of $227,215 compared to net income of $264,342 for the three months ended March 31, 1998, a decrease of approximately $37,000.

  Total income for the three months ended March 31, 1999 was $426,707 as compared to $418,625 for the period ended March 31, 1998, an increase of approximately $8,000. The increase in total income is the result of a $38,000 increase in rental income and a $2,000 increase in interest income and a $32,000 decrease in other income. The increase in rental income is the result of a new tenant
at the previously vacated House of Fabrics property.   The $32,000
decrease in other income is the result of the gain on sale of marketable securities in 1998, while no such sale occurred in 1999.

  Total expenses for the three months ended March 31, 1999 were $189,560 as compared to $144,354 for the period ended March 31, 1998, an increase of approximately $45,000. The increase in expenses was due to an increase in transaction costs of approximately $19,000, and increase in bad debt expense of $37,000, and a decrease of depreciation expense of approximately $15,000. The increase in transaction costs is the result of an increase in legal fees associated with the negotiation and settlement of the lawsuit. The increase in bad debt expense is the result of the financial difficulties of the new tenant at the House of Fabrics facility. In March 1999, the Partnership was informed that the tenant was in bankruptcy and that the lease was on the initial list of leases to be rejected. The decrease in depreciation expense is the result of recording an impairment of assets in 1998, which reduces monthly depreciation associated with these assets.

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk.

   The Partnership does not engage in any hedge transactions or derivative financial instruments, or have any interest sensitive obligations.

                  PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

        Two legal actions, as hereinafter described, were pending at December 31, 1998 against the General Partners and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Sale. On April 13, 1999, all the parties to the litigation reached an agreement to settle the litigation, subject to the approval by the United States District Court for the Northern District of Illinois. Management believes that the settlement will not have a material financial impact on the Partnership. The terms of the settlement agreement, along with a Notice to the Class, was forwarded to the Limited Partners in the second quarter. One additional legal action, which was dismissed on January 28, 1998, had also been brought against the General Partners and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Sale. With respect to the actions the Partnership and the General Partners and their named affiliates denied all allegations set forth in these complaints and vigorously defended against such claims.

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



                       DATED: May 17, 1999