Form 10-Q
period 1999-06-30
BRAUVIN CORPORATE LEASE PROGRAM IV L P
filed 1999-08-16
CIK 878657

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

    For the quarterly period ended     June 30, 1999

                                or

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

                              INDEX
                                                                Page
                             PART I
Financial Information

Item 1. Consolidated Financial Statements. . . . . . . . . .             4

         Consolidated Statements of Net Assets at
         June 30, 1999 (Liquidation Basis) and Balance Sheet
         at December 31, 1998 (Going Concern Basis)  . . . . .           5

         Consolidated Statement of Changes in Net Assets
         in Liquidation for the period June 18, 1999 to
         June 30, 1999 (Liquidation Basis) . . . . . . . . . .           6

         Consolidated Statements of Operations for the period
         January 1, 1999 to June 18, 1999 and for the
         six months ended June 30, 1998
         (Going Concern Basis) . . . . . . . . . . . . . . .             7


         Consolidated Statements of Operations for the
         period April 1, 1999 to June 18, 1999
         and the three months ended June 30, 1998
         (Going Concern Basis) . . . . . . . . . . . . . . .             8

         Consolidated Statements of Partners' Capital for
         the period January 1, 1998 to June 18, 1999
         (Going Concern Basis). . . . . . . . . . . . . . . . . . . . .  9

         Consolidated Statements of Cash Flows for the
         period January 1, 1999 to June 18, 1999
         and for the six months ended June 30, 1998
         (Going Concern Basis) . . . . . . . . . . . . . . . . . . . . .10


         Notes to Consolidated Financial Statements. . . . . . . . . .  11



Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations . . . . . . . . . . . . .   23

        Item 3. Quantitative and Qualitative Disclosures about

         Market Risk . . . . . . . . . . . . . . . . . . . . . . .      33






PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . .            34

Item 2. Changes in Securities. . . . . . . . . . . . . . . .            34

Item 3. Defaults Upon Senior Securities. . . . . . . . . . .            34

Item 4. Submissions of Matters to a Vote of
         Security Holders. . . . . . . . . . . . . . . . . .            34

Item 5. Other Information. . . . . . . . . . . . . . . . . .            34

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . .            34

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .            35
                        PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

  Except for the December 31, 1998 Balance Sheet, the following Consolidated Statements of Net Assets as of June 30, 1999 (Liquidation Basis),Consolidated Statement of Changes in Net Assets in Liquidation (Liquidation Basis) for the period June 18, 1999 to June 30, 1999, Consolidated Statements of Operations for the period January 1, 1999 to June 18, 1999 and for the six months ended June 30, 1998 (Going Concern Basis),Consolidated Statements of Operations for the period April 1, 1999 thru June 18, 1999 and the three months ended June 30, 1998 (Going Concern Basis), Consolidated Statements of Partners' Capital for the period January 1, 1998 to June 18, 1999 (Going Concern Basis), and Consolidated Statements of Cash Flows for the period January 1, 1999 thru June 18, 1999 and for the six months ended June 30, 1998 (Going Concern Basis) for Brauvin Corporate Lease Program IV L. P. (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1998 Annual Report on Form
10-K.

             BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                 (a Delaware limited partnership)

  CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION AS OF
    JUNE 30, 1999 AND BALANCE SHEET DATED DECEMBER 31, 1998
                          (Unaudited)
                                        (Liquidation   (Going Concern
                                            Basis)         Basis)
                                          June 30,      December 31,
                                            1999            1998
ASSETS
 Land                                          --      $ 3,933,663
 Buildings and improvements                    --        9,295,966
                                               --       13,229,629
 Less: Accumulated depreciation                --       (1,400,375)
 Net investment in real estate                 --       11,829,254
Real estate held for sale               13,215,542              --
Investment in Joint Ventures (Note 5):
   Brauvin Bay County Venture              246,811          250,782
Cash and cash equivalents                  364,182          514,439
Restricted cash                            109,404               --
Rent receivable                                 --            9,664
Deferred rent receivable                        --          510,867
Prepaid offering costs                     175,163          175,163
  Total Assets                         $14,111,102      $13,290,169

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued expenses  $   177,793      $   179,524
Rent received in advance                    81,109           59,502
Deferred gain on sale of real estate     1,551,594               --
Reserve for estimated costs during
 the liquidation period                     98,300               --
Due to affiliates                            4,050            1,608
  Total Liabilities                      1,912,846          240,634
Minority Interest in Brauvin
 Gwinnett County Venture                   646,400          682,419
Net Assets in Liquidation              $11,551,856

PARTNERS' CAPITAL
General Partners                                             23,130
Limited Partners                                         12,343,986
  Total Partners Capital                                 12,367,116
Total Liabilities and Partners' Capital                 $13,290,169

   See accompanying notes to consolidated financial statements.

               BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                 (a Delaware limited partnership)


CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
              (LIQUIDATION BASIS) FOR THE PERIOD
                 JUNE 18, 1999 TO JUNE 30, 1999
                          (Unaudited)

Net Assets June 18, 1999
(Going Concern Basis)                          $12,191,191

Adjustments to Liquidation Basis                  (639,335)

Net Assets in Liquidation
at June 30, 1999                               $11,551,856


































See accompanying notes to consolidated financial statements.
            BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                (a Delaware limited partnership)
             CONSOLIDATED STATEMENTS OF OPERATIONS
        For the period January 1, 1999 to June 18, 1999
              and January 1, 1998 to June 30, 1998
                     (Going Concern Basis)
                          (Unaudited)

                                          January l, 1999    Six months
                                          to June 18, 1999 ended June 30
                                                                1998
INCOME:
     Rental                                      $807,304       $731,248
     Interest                                       9,643          7,857
     Other                                         33,959         53,542
      Total income                                850,906        792,647

EXPENSES:
     General and administrative                   124,577        117,665
     Management fees (Note 4)                       7,744          7,252
     Depreciation                                 122,094        139,626
     Valuation fees                                               59,500
     Transaction costs (Note 6)                    70,966         41,092
     Bad debt expense                              86,864             --
      Total expenses                              412,245        365,135

Income before minority and equity
     interests in joint venture                   438,661        427,512
Minority interests' share in Brauvin
     Gwinnett County Venture's net income         (31,061)       (30,676)
Equity interest in Brauvin Bay
     County Venture                                10,430          9,793

Net income                                       $418,030       $406,629

Net income allocated to the
     General Partners                            $  8,361       $  8,133

Net income allocated to the
     Limited Partners                            $409,669       $398,496

Net income per Limited Partner Interest          $   0.25       $   0.24
(1,632,510 units outstanding)




  See accompanying notes to consolidated financial statements.


            BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                (a Delaware limited partnership)
             CONSOLIDATED STATEMENTS OF OPERATIONS
         For the period April 1, 1999 to June 18, 1999
              and three months ended June 30, 1998
                     (Going Concern Basis)
                          (Unaudited)

                                         April 1, 1999       Three months
                                              to                ended
                                         June 18,1999      June 30, 1998
INCOME:
     Rental                                      $403,282       $365,216
     Interest                                       4,741          4,614
     Other                                         16,176          4,192
      Total income                                424,199        374,022

EXPENSES:
     General and administrative                    73,420         70,801
     Management fees (Note 4)                       3,842          3,671
     Depreciation                                  61,047         62,388
     Valuation fees                                     -         59,500
     Transaction costs (Note 6)                    35,012         24,421
     Bad debt expense                              49,364             --
      Total expenses                              222,685        220,781

Income before minority and equity
     interests in joint venture                   201,514        153,241
Minority interests' share in Brauvin
     Gwinnett County Venture's net income         (15,966)       (15,797)
Equity interest in Brauvin Bay
     County Venture                                 5,267          4,843

Net income                                       $190,815       $142,287

Net income allocated to the
     General Partners                            $  3,816       $  2,846

Net income allocated to the
     Limited Partners                            $186,999       $139,441

Net income per Limited Partner Interest          $   0.11       $   0.09
(1,632,510 units outstanding)


   See accompanying notes to consolidated financial statements.






            BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                (a Delaware limited partnership)


           CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
      For the periods from January 1, 1998 to June 18, 1999
                          (Unaudited)

         General      Limited
        Partners     Partners*     Total

Balance, January 1, 1998              $ 16,995   $12,525,130  $12,542,125

Net income                              11,774       576,944      588,718
Cash distributions                      (5,639)     (758,088)    (763,727)

Balance December 31, 1998               23,130    12,343,986   12,367,116

Net income                               8,361       409,669      418,030
Cash distributions                          --      (593,956)    (593,956)

Balance June 18, 1999                 $ 31,491   $12,159,699  $12,191,190



*Total Units sold, including those raised through the Plan, at June 30, 1999 and December 31, 1998 were 1,632,510. Cash distributions to Limited Partners per Unit were approximately $0.36 and $0.46, for the six months ended June 30, 1999 and the year ended December 31, 1998.


















   See accompanying notes to consolidated financial statements.

            BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                 (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the period January 1, 1999 to June 18, 1999 and
               For the Six Months Ended June 30,
                     (Going Concern Basis)
                          (Unaudited)

                                                  January 1, 1999  Six months
                                                        to           ended
                                                  June 18, 1999   June 30,1998
Cash flows from operating activities:
   Net income                                         $418,030   $406,629
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                     122,094    139,626
     Minority interests in Brauvin Gwinnett
          County Venture's net income                   31,061     30,676
     Equity interest in Brauvin Bay
         County Venture's net income                   (10,430)    (9,793)
   Bad debt expense                                     86,864         --
   Changes in:
     Restricted cash                                  (109,404)        --
     Tenant receivables                                (77,200)        --
     Deferred rent receivable                          (12,314)   (42,558)
     Other assets                                           --      3,840
     Accounts payable and
       accrued expenses                                 (1,731)    73,604
    Rent received in
      advance                                           21,607        281
     Due to affiliates                                   2,442        (69)
 Net cash provided by operating activities             471,019    602,236
Cash flows from investing activities:
   Change in investment in marketable
      securities                                            --     35,075
   Distribution from Brauvin Bay
     County Venture                                     14,400     11,760
   Cash provided by investing
     activities                                         14,400     46,835

Cash flows from financing activities:
   Cash distributions to Limited Partners             (593,956)  (329,002)
   Cash distributions to General Partners                   --     (5,639)
   Cash distribution to minority interest
    in Brauvin Gwinnett County Venture                 (41,720)   (36,356)

   Cash used in financing activities                  (635,676)  (370,997)

   Net (decrease) increase in cash and
    cash equivalents                                  (150,257)   278,074
 Cash and cash equivalents at beginning
    of period                                          514,439    139,508

 Cash and cash equivalents at end of period           $364,182   $417,582

  See accompanying notes to consolidated financial statements.

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

   The Partnership filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which was declared effective on December 12, 1991. Per the terms of the Restated Limited Partnership Agreement of the Partnership (the "Agreement"), the minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on April 27, 1992. The Partnership's offering was anticipated to close on December 11, 1992 but the Partnership obtained an extension until December 11, 1993. A total of 1,600,831 Units were sold to the public through the offering at $10 per Unit ($16,008,310). Through June 30, 1999 and December 31, 1998 the Partnership has sold $16,443,810 of Units, respectively. These totals include $435,100 of Units raised by Limited Partners who utilized their distributions of Operating Cash Flow to purchase additional Units through the Partnership's distribution reinvestment plan (the "Plan"). Units valued at $118,706 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of June 30, 1999 and December 31, 1998. As of June 30, 1999 the Plan participants own Units which approximate 3% of the total Units sold.

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

   Basis of Presentation

   As a result of the settlement agreement (see Note 6) which was approved by the United States District Court for the Northern District of Illinois on June 18, 1999 the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of June 30, 1999.

   Accounting Method

   The accompanying financial statements have been prepared using the accrual method of accounting.

   Rental Income

   Prior to the adoption of the liquidation basis, rental income was recognized on a straight-line basis over the life of the related leases. Differences between rental income earned and amounts due per the respective lease agreements were credited or charged, as applicable, to deferred rent receivable.


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

   Investment in Real Estate

 Prior to the adoption of the liquidation basis, the Partnership classified its real estate investments as held for sale and the properties were stated at the lower of cost including acquisition costs, or net realizable value. Depreciation expense is computed on a straight-line basis over approximately 39 years.

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


  Restricted Cash

  Per the terms of the settlement agreement (see Note 6) the Partnership was required to establish a cash reserve that will be restricted for the payment of the General Partners legal fees and costs. The release of these funds to the General Partners is subject to the certification by the Special Master that the General Partners have been cooperative, did not breach their fiduciary duties to the Limited Partners, did not breach the settlement agreement or the Partnership Agreement and used their best efforts to manage the affairs of the Partnership in such a manner as to maximize the value and marketability of the Partnerships' assets in accordance with their obligations under the Partnership Agreement.

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

  The fair value estimates presented herein are based on information available to management as of June 30, 1999 and December 31, 1998, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; tenant receivables; accounts payable and accrued expenses; rent received in advance and due to affiliate.

(2) Adjustment to Liquidation Basis

  On June 18, 1999, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The net adjustment required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was a decrease in assets of $639,335 which is included in the June 30, 1999 statement of changes in net assets in liquidation. Significant changes in the carrying value of assets and liabilities are summarized as follows:

   Increase in real estate held for sale (a)              $1,508,382
   Decrease in minority interest in Brauvin
   Gwinett County Venture                                     25,359
   Write-off of deferred rent receivable                    (523,182)
   Increase in deferred gain on sale
      of real estate                                      (1,551,594)
   Estimated liquidation costs                               (98,300)

   Total adjustment to liquidation basis                  $ (639,335)
   (a)net of estimated closing costs

 (3) PARTNERSHIP AGREEMENT

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

(4)    TRANSACTIONS WITH RELATED PARTIES

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

 Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the six months ended June
30, 1999 and 1998 were as follows:

                                          1999        1998
Management fees                          $ 7,744     $ 7,252
Reimbursable operating
 expense                                  65,069      51,313

 As of June 30, 1999 and December 31, 1998, the Partnership has made all payments to affiliates except for $4,050 and $1,608, respectively, related to management fees.













(5)     INVESTMENT IN JOINT VENTURE

 The Partnership owns an equity interest in the Brauvin Bay County Venture and reports its investment on the equity method. The following are condensed financial statements for the Brauvin Bay
County Venture:
                   BRAUVIN BAY COUNTY VENTURE

                                (Liquidation          (Going Concern
                                   Basis)                 Basis)
                                 June 30,               December 31,
                                   1999                      1998

Land and buildings, net          $       --               $1,033,942
Real estate held for sale         1,028,651                       --
Other assets                         18,210                   17,330
                                 $1,046,861               $1,051,272


Liabilities                      $   16,427               $    4,296

Net assets in liquidation        $1,030,434

Partners' capital                                          1,046,976
                                                          $1,051,272

    GOING CONCERN BASIS

                                January 1, 1999     January 1, 1998
                                      to                to
                                  June 18,1999       June 30, 1998

Rental and other income                 $54,625           $54,714

Expenses:
 Depreciation                             8,823             8,823
 Management fees                            794               582
 Operating and
  administrative                          1,550             4,503
                                         11,167            13,908

Net income                              $43,458           $40,806

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

    The Sale was not completed primarily due to certain litigation. The General Partners believe that these lawsuits were without merit and therefore, continued to vigorously defend against them.

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

    Distributions of the Partnership's net earnings for the period January 1, 1999 to March 31, 1999 and April 1, 1999 to June 30,
1999 were made to Limited Partners on May 17, 1999 and August 15,
1999 in the amount of approximately $287,800 and $200,000.

    As detailed below under "Litigation", by agreement of the Partnership and the General Partners and pursuant to a motion of the General Partners, the District Court entered an order preventing the Partnership and the General Partners from completing the Sale or otherwise disposing of all or substantially all of the Partnership's assets until further order of the Court.

Litigation

    Two legal actions, as hereinafter described, against the General Partners of the Partnership and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the sale, have been settled. On April 13, 1999, all the parties to the litigation reached an agreement to settle the litigation, subject to the approval by the United States District Court for the Northern District of Illinois. This approval was obtained on June 18, 1999. Management believes that the settlement will not have a material financial impact on the Partnership. The terms of the settlement agreement, along with a Notice to the Class, were forwarded to the Limited Partners in the second quarter. One additional legal action, which was dismissed on January 28, 1998 had also been brought against the General Partners of the Partnership and affiliates of such General Partners, as well as the Partnership on a nominal basis in connection with the sale. With respect to these actions the Partnership and the General Partners and their named affiliates denied all allegations set forth in the complaints and vigorously defended against such claims.


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

 Prior to the commencement of the Partnership's proxy solicitation, the Partnership raised a total of $16,008,310 through the Offering and an additional $435,100 through the Plan through December 31, 1998. As of June 30, 1999, Units valued at $118,706 have been repurchased by the Partnership from Limited Partners liquidating their original investment and have been retired.

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













 Below is a table summarizing the historical data for distribution rates per unit:

 Distribution
     Date         1999 (a)    1998 (b)   1997(c)    1996

February 15      $.1875          --     $.2422      $.2000

May 15            .1763      $.2015      .1093       .1875

August 15         .1225        .1097      .1767         --

November 15          --        .1531      .5411         --


  (a) The 1999 distribution was made on May 17, 1999.

  (b) The 1998 distributions were made on May 8, 1998, August 15,
  1998, November 15, 1998 and February 15, 1999.

  (c) The 1997 distributions were made on June 30, 1997, July 15,
  1997, October 22, 1997 and December 31, 1997.

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

  Distributions of the Partnership's net earnings for the period
January 1, 1999 to March 31, 1999 and April 1, 1999 to June 30,
1999 were made on May 17, 1999 and August 15, 1999, respectively, in the amount of approximately $287,800 and $200,000.

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

  As a result of the settlement agreement that was approved by the United States District Court for the Northern District of Illinois on June 18, 1999 the Partnership has begun the liquidation process. The settlement agreement gave the Special Master authority to liquidate the assets of the Partnership in an orderly manner, to this end the Special Master has retained the services of theFinancial Advisor who is actively marketing the properties for sale.



Results of operations - For the period January 1, 1999 to June 18, 1999 and the six months ended June 30, 1998 (Amounts rounded to nearest 000's)

  Results of operations for the period January 1, 1999 to June 18, 1999 reflected net income of $418,000 compared to net income of $407,000 for the six months ended June 30, 1998, an increase of approximately $11,000.

  Total income for the period January 1, 1999 to June 18, 1999 was $851,000 compared to $793,000 for the six months ended June 30, 1998 an increase of $58,000. The increase was due primarily to a $76,000 increase in rental income from the addition of a new tenant at the House of Fabrics property and a decrease in other income of $20,000.

  Total expenses for the period January 1, 1999 to June 18, 1999 were $412,000 compared to $365,000 for the six months ended June 30, 1998 an increase of $47,000. The increase was due primarily to an increase in bad debt expense of $87,000, an increase of $30,000 in transaction costs related to professional fees associated with the settlement of the class action suit, offset by a $60,000 decrease in valuation fees and an $18,000 decrease in depreciation expense.

Results of Operations - For the period April 1, 1999 to June 18,
1999 and three months ended June 30,1998 (Amounts rounded to 000's)

  Results of operations for the period April 1, 1999 to June 18, 1999 reflected net income of $191,000 compared to net income of $142,000 for the three months ended June 30, 1998, an increase of approximately $49,000.

  Total income for the period April 1, 1999 thru June 18, 1999 was $424,000 compared to $374,000 for the three months ended June 30, 1998 an increase of $50,000. The increase was due primarily to a $38,000 increase in rental income from the addition of a new tenant at the House of Fabrics property, and a $12,000 increase in other income.

  Total expenses for the period April 1, 1999 thru June 18, 1999 were $223,000 compared to $221,000 for the three months ended June 30, 1998 an increase of $2,000. The increase was due primarily to a increase in bad debt expense of $49,000 which was offset by a decrease in valuation fees of $60,000 and a decrease of $10,000 in transaction costs related to professional fees associated with the settlement of the class action lawsuit.




Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk.

   The Partnership does not engage in any hedge transactions or derivative financial instruments, or have any interest sensitive obligations.






































                  PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

        Two legal actions, as hereinafter described, against the General Partners of the Partnership and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the sale, have been settled. On April 13, 1999, all the parties to the litigation reached an agreement to settle the litigation, subject to the approval by the United States District Court for the Northern District of Illinois. This approval was obtained on June 18, 1999. Management believes that the settlement will not have a material financial impact on the Partnership. The terms of the settlement agreement, along with a Notice to the Class, were forwarded to the Limited Partners in the second quarter. One additional legal action, which was dismissed on January 28, 1998 had also been brought against the General Partners of the Partnership and affiliates of such General Partners, as well as the Partnership on a nominal basis in connection with the sale. With respect to these actions the Partnership and the General Partners and their named affiliates denied all allegations set forth in the complaints and vigorously defended against such claims.

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



                       DATED: August 16, 1999