Form 10-Q/A
period 1999-06-30
BRAUVIN CORPORATE LEASE PROGRAM IV L P
filed 1999-08-19
CIK 878657

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-Q/A
                       AMENDMENT NUMBER 1


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

                              INDEX
                                                                Page
                             PART I
Financial Information

Item 1. Consolidated Financial Statements. . . . . . . . . .      4

         Consolidated Statements of Net Assets at
         June 30, 1999 (Liquidation Basis) and Balance Sheet
         at December 31, 1998 (Going Concern Basis)  . . . . .    5

         Consolidated Statement of Changes in Net Assets
         in Liquidation for the period June 18, 1999 to
         June 30, 1999 (Liquidation Basis) . . . . . . . . . .    6

        Consolidated Statements of Operations for the period
         January 1, 1999 to June 18, 1999 and for the
         six months ended June 30, 1998
         (Going Concern Basis) . . . . . . . . . . . . . . .      7


         Consolidated Statements of Operations for the
         period April 1, 1999 to June 18, 1999
         and the three months ended June 30, 1998
         (Going Concern Basis) . . . . . . . . . . . . . . .      8

         Consolidated Statements of Partners' Capital for
         the period January 1, 1998 to June 18, 1999
         (Going Concern Basis). . . . . . . . . . . . . . . .     9

         Consolidated Statements of Cash Flows for the
         period January 1, 1999 to June 18, 1999
         and for the six months ended June 30, 1998
         (Going Concern Basis) . . . . . . . . . . . . . . .      10


          Notes to Consolidated Financial Statements. . . . .     11



Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . .     24

        Item 3. Quantitative and Qualitative Disclosures about

         Market Risk . . . . . . . . . . . . . . . . . . . .      33


PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . .      34

Item 2. Changes in Securities. . . . . . . . . . . . . . . .      34

Item 3. Defaults Upon Senior Securities. . . . . . . . . . .      34

Item 4. Submissions of Matters to a Vote of
         Security Holders. . . . . . . . . . . . . . . . . .      34

Item 5. Other Information. . . . . . . . . . . . . . . . . .      34

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . .      34

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .      35

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

             BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                 (a Delaware limited partnership)

  CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION AS OF
    JUNE 30, 1999 AND BALANCE SHEET DATED DECEMBER 31, 1998
                          (Unaudited)
                                        (Liquidation   (Going Concern
                                            Basis)         Basis)
                                          June 30,      December 31,
                                            1999            1998
ASSETS
 Land                                            --    $ 3,933,663
 Buildings and improvements                      --      9,295,966
                                                 --     13,229,629
 Less: Accumulated depreciation                  --     (1,400,375)
 Net investment in real estate                   --     11,829,254
Real estate held for sale               $13,215,542             --
Investment in Joint Ventures (Note 5):
   Brauvin Bay County Venture               246,811        250,782
Cash and cash equivalents                   364,182        514,439
Restricted cash                             109,404             --
Rent receivable                                  --          9,664
Deferred rent receivable                         --        510,867
Prepaid offering costs                      175,163        175,163
  Total Assets                          $14,111,102    $13,290,169

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued expenses   $   177,793    $   179,524
Rent received in advance                     81,109         59,502
Deferred gain on sale of real estate      1,551,594             --
Reserve for estimated costs during
 the liquidation period                      98,300             --
Due to affiliates                             4,050          1,608
  Total Liabilities                       1,912,846        240,634
Minority Interest in Brauvin
 Gwinnett County Venture                    646,400        682,419
Net Assets in Liquidation               $11,551,856

PARTNERS' CAPITAL
General Partners                                            23,130
Limited Partners                                        12,343,986
  Total Partners Capital                                12,367,116
Total Liabilities and Partners' Capital                $13,290,169

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
                     (Going Concern Basis)
                          (Unaudited)

                                                   1999           1998
INCOME:
     Rental                                      $403,282       $365,216
     Interest                                       4,741          4,614
     Other                                         16,176          4,192
      Total income                                424,199        374,022

EXPENSES:
     General and administrative                    73,420         70,801
     Management fees (Note 4)                       3,842          3,671
     Depreciation                                  61,047         62,388
     Valuation fees                                     -         59,500
     Transaction costs (Note 6)                    35,012         24,421
     Bad debt expense                              49,364             --
      Total expenses                              222,685        220,781

Income before minority and equity
     interests in joint venture                   201,514        153,241
Minority interests' share in Brauvin
     Gwinnett County Venture's net income         (15,966)       (15,797)
Equity interest in Brauvin Bay
     County Venture                                 5,267          4,843

Net income                                       $190,815       $142,287

Net income allocated to the
     General Partners                            $  3,816       $  2,846

Net income allocated to the
     Limited Partners                            $186,999       $139,441

Net income per Limited Partner Interest          $   0.11       $   0.09
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

            BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                 (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the period January 1, 1999 to June 18, 1999 and
               For the Six Months Ended June 30,
                     (Going Concern Basis)
                          (Unaudited)


                                                       1999        1998
Cash flows from operating activities:
   Net income                                         $418,030   $406,629
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                     122,094    139,626
     Minority interests in Brauvin Gwinnett
          County Venture's net income                   31,061     30,676
     Equity interest in Brauvin Bay
    County Venture's net income                        (10,430)    (9,793)
   Bad debt expense                                     86,864         --
   Changes in:
     Restricted cash                                  (109,404)        --
     Tenant receivables                                (77,200)        --
     Deferred rent receivable                          (12,314)   (42,558)
     Other assets                                           --      3,840
     Accounts payable and
       accrued expenses                                 (1,731)    73,604
    Rent received in
       advance                                          21,607        281
     Due to affiliates                                   2,442        (69)
 Net cash provided by operating activities             471,019    602,236
Cash flows from investing activities:
   Change in investment in marketable
      securities                                            --     35,075
   Distribution from Brauvin Bay
     County Venture                                     14,400     11,760
   Cash provided by investing
     activities                                         14,400     46,835

Cash flows from financing activities:
   Cash distributions to Limited Partners             (593,956)  (329,002)
   Cash distributions to General Partners                   --     (5,639)
   Cash distribution to minority interest
    in Brauvin Gwinnett County Venture                 (41,720)   (36,356)

   Cash used in financing activities                  (635,676)  (370,997)

   Net (decrease) increase in cash and
    cash equivalents                                  (150,257)   278,074
 Cash and cash equivalents at beginning
    of period                                          514,439    139,508

 Cash and cash equivalents at end of period           $364,182   $417,582

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

    Distributions of the Partnership's net earnings for the period January 1, 1999 to March 31, 1999 and April 1, 1999 to June 30,
1999 were made to Limited Partners on May 17, 1999 and August 15,
1999 in the amount of approximately $287,800 and $226,400.

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


 Below is a table summarizing the historical data for distribution rates per unit:

 Distribution
     Date         1999 (a)    1998 (b)   1997(c)    1996

February 15        $.1875          --     $.2422    $.2000

May 15              .1763      $.2015      .1093     .1875

August 15           .1387       .1097      .1767        --

November 15            --       .1531      .5411        --


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

  Distributions of the Partnership's net earnings for the period
January 1, 1999 to March 31, 1999 and April 1, 1999 to June 30,
1999 were made on May 17, 1999 and August 15, 1999, respectively, in the amount of approximately $287,800 and $226,400.

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



                       DATED: August 19, 1999