Form 10-Q
period 1999-09-30
BRAUVIN CORPORATE LEASE PROGRAM IV L P
filed 1999-11-15
CIK 878657

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

  For the quarterly period ended    September 30, 1999


                                or

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

                              INDEX
                                                                Page

PART I   Financial Information

Item 1. Consolidated Financial Statements. . . . . . . . . . . . . .4

        Consolidated Statement of Net Assets in Liquidation
        as of September 30,1999 (Liquidation Basis)
        and Balance Sheet at
        December 31, 1998 (Going Concern Basis) . . . . .. . . . . .5

        Consolidated Statement of Changes in
        Net Assets in Liquidation for the period
        June 18, 1999 to September 30, 1999
        (Liquidation Basis)  . . . . . . . . . . . . . . . . . . . .6

        Notes to Consolidated Financial Statements . . . . . . . . .7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . . . . . . 19

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk. . . . . . . . . . . . . . . . . . . . . . . . 26

                            PART II
                       Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . 27

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . 27

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . 27

Item 4. Submissions of Matters to a Vote of
        Security Holders . . . . . . . . . . . . . . . . . . . . . 27

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . 27

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 27

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

            BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                (a Delaware limited partnership)

                  PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

  Except for the December 31, 1998 Consolidated Balance Sheet (Going Concern Basis), the following Consolidated Statements of Net Assets in Liquidation as of September 30, 1999 (Liquidation Basis) and the Statement of Changes in Net Assets in Liquidation for the period June 18, 1999 to September 30, 1999 (Liquidation Basis)for Brauvin High Yield Fund L.P. II (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1998 Annual Report on Form 10-K.

               BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                  (a Delaware limited partnership)

    CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION AS OF
     SEPTEMBER 30, 1999 AND BALANCE SHEET AT DECEMBER 31, 1998


                                     (Liquidation      (Going Concern
                                         Basis)            Basis)
                                  September30, 1999  December 31, 1998
                                       (Unaudited)
ASSETS
Land                                             --    $ 3,933,663
Buildings and improvements                       --      9,295,966
                                                 --     13,229,629
  Less: Accumulated depreciation                 --     (1,400,375)
  Net investment in real estate                  --     11,829,254
Real estate held for sale               $13,215,542             --
Investment in Joint Ventures (Note 5):
  Brauvin Bay County Venture                247,948        250,782
Cash and cash equivalents                   398,952        514,439
Restricted cash                             111,232             --
Rent receivable                                  --          9,664
Deferred rent receivable                         --        510,867
Prepaid offering costs                           --        175,163
  Total Assets                          $13,973,674    $13,290,169

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued expense    $   179,656    $   179,524
Rent received in advance                     51,064         59,502
Deferred gain on sale of real estate      1,551,594             --
Reserve for estimated costs during
  the liquidation period                    130,000             --
Due to affiliates                               814          1,608
  Total Liabilities                       1,913,128        240,634
Minority Interest in Brauvin
  Gwinnett County Venture                   651,038        682,419
Net Assets in Liquidation               $11,409,508

PARTNERS' CAPITAL
General Partners                                            23,130
Limited Partners                                        12,343,986
  Total Partners Capital                                12,367,116
Total Liabilities and Partners' Capital                $13,290,169



    See accompanying notes to consolidated financial statements.

               BRAUVIN CORPORATE LEASE PROGRAM IV L.P.
                  (a Delaware limited partnership)


  CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                (LIQUIDATION BASIS) FOR THE PERIOD
                JUNE 18, 1999 TO SEPTEMBER 30, 1999

                            (Unaudited)

Net Assets June 18, 1999
(Going Concern Basis)                            $12,191,191

Net income from operations                           290,949

Distributions                                       (226,434)

Adjustments to Liquidation Basis                    (846,198)

Net Assets in Liquidation
at September 30, 1999                            $11,409,508



















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

   The Partnership filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which was declared effective on December 12, 1991. Per the terms of the Restated Limited Partnership Agreement of the Partnership (the "Agreement"), the minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on April 27, 1992. The Partnership's offering was anticipated to close on December 11, 1992 but the Partnership obtained an extension until December 11, 1993. A total of 1,600,831 Units were sold to the public through the offering at $10 per Unit ($16,008,310). Through September 30, 1999 and December 31, 1998 the Partnership has sold $16,443,810 of Units, respectively. These totals include $435,100 of Units raised by Limited Partners who utilized their distributions of Operating Cash Flow to purchase additional Units through the Partnership's distribution reinvestment plan (the "Plan"). Units valued at $118,706 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of September 30, 1999 and December 31, 1998. As of September 30, 1999 the Plan participants own Units which approximate 3% of the total Units sold.

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

   Basis of Presentation

   As a result of the settlement agreement (see Note 6) which was approved by the United States District Court for the Northern District of Illinois on June 18, 1999 the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of September 30, 1999.

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

   Investment in Real Estate

   Prior to the conversion from the going concern basis to the liquidation basis of accounting, the operating properties acquired by the Partnership were stated at cost including acquisition costs, net of an allowance for impairment. Depreciation expense was computed on a straight-line basis over approximately 39 years.

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

   The fair value estimates presented herein are based on information available to management as of December 31, 1998, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; tenant receivables; accounts payable and accrued expenses; rent received in advance and due to affiliate.

(2) Adjustment to Liquidation Basis

   On June 18, 1999, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The net adjustment required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was a decrease in assets of $846,198 which is included in the September 30, 1999 statement of changes in net assets in liquidation. Significant changes in the carrying value of assets and liabilities are summarized as follows:

     Increase in real estate held for sale(a)             $1,508,382
     Decrease in minority interest
       in Brauvin Gwinett County Venture                      25,359
     Write-off of deferred rent receivable                  (523,182)
     Write-off of prepaid offering costs                    (175,163)
     Increase in deferred gain on sale
     of real estate                                       (1,551,594)
     Estimated liquidation costs                            (130,000)

     Total adjustment to liquidation basis                $ (846,198)

(a) Net of estimated selling costs

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

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the nine months ended
September 30, 1999 and 1998 were as follows:

                                1999         1998
Management fees               $11,126      $ 10,922
Reimbursable operating
 expense                       88,769        71,863

  As of September 30, 1999 and December 31, 1998, the Partnership has made all payments to affiliates except for $814 and $1,608, respectively, related to management fees.


(5) INVESTMENT IN JOINT VENTURE

  The Partnership owns an equity interest in the Brauvin Bay County Venture and reports its investment on the equity method. The following are condensed financial statements for the Brauvin Bay
County Venture:

                   BRAUVIN BAY COUNTY VENTURE

                                (Liquidation        (Going Concern
                                   Basis)                Basis)
                              September 30, 1999   December 31, 1998

Land and buildings, net               $       --          $1,033,942
Real estate held for sale              1,028,651                  --
Other assets                              23,632              17,330
                                      $1,052,283          $1,051,272

Liabilities                           $   17,117          $    4,296

Net assets in liquidation             $1,035,166

Partners' capital                                          1,046,976
                                                          $1,051,272

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

   Distributions of the Partnership's net earnings for the period January 1, 1999 to March 31, 1999, April 1, 1999 to June 30, 1999
and July 1, 1999 to September 30, 1999 were made to Limited Partners on May 17, 1999, August 15, 1999 and November 15, 1999, respectively, in the amounts of approximately $287,800, $226,400 and $295,000.

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

  Prior to the commencement of the Partnership's proxy solicitation, the Partnership raised a total of $16,008,310 through the Offering and an additional $435,100 through the Plan through September 30, 1999. As of September 30, 1999, Units valued at $118,706 have been repurchased by the Partnership from Limited Partners liquidating their original investment and have been retired.

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

  Below is a table summarizing the historical data for distribution rates per unit:

 Distribution
     Date          1999 (a)   1998 (b)  1997(c)     1996

February 15        $.1875         --     $.2422    $.2000

May 15              .1763     $.2015      .1093     .1875

August 15           .1387      .1097      .1767        --

November 15         .1807      .1531      .5411        --


(a)  The 1999 distributions were made on May 17, 1999, August
     15,1999 and November 15, 1999.

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

  Distributions of the Partnership's net earnings for the period January 1, 1999 to March 31, 1999, April 1, 1999 to June 30, 1999
and July 1, 1999 to September 30, 1999 were made on May 17, 1999 August 15, 1999 and November 15, 1999, respectively, in the amounts of approximately $287,800, $226,400 and $295,000.

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

Results of Operations

  As a result of the settlement agreement that was approved by the United States District Court for the Northern District of Illinois on June 18, 1999 the Partnership has begun the liquidation process and therefore operations are being accounted for on a liquidation basis of accounting. The settlement agreement gave the Special Master authority to liquidate the assets of the Partnership in an orderly manner, to this end the Special Master has retained the services of the Financial Advisor who is actively marketing the properties for sale.

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



  DATED:  November 15, 1999